Form 10-Q
period 1998-06-30
NATIONAL EQUIPMENT SERVICES INC
filed 1998-08-17
CIK 1051381

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 001-14163

                       NATIONAL EQUIPMENT SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-4087016
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                              1800 SHERMAN AVENUE
                           EVANSTON, ILLINOIS 60201
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (847) 733-1000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  There were 23,448,419 shares of Common Stock ($.01 par value) outstanding as of August 13, 1998.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONAL EQUIPMENT SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                             FOR THE QUARTER ENDED
                                 JUNE 30, 1998

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements........................................      3
          Consolidated Balance Sheets at December 31, 1997 and June
          30, 1998 (Unaudited)........................................      3
          Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and June 30, 1998
          (Unaudited).................................................      4
          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1997 and June 30, 1998 (Unaudited)...........      5
          Notes to Consolidated Financial Statements (Unaudited)......      6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..     11
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings...........................................     12
 Item 2.  Changes in Securities.......................................     12
 Item 3.  Defaults upon Senior Securities.............................     12
 Item 4.  Submission of Matters to a Vote of Security Holders.........     12
 Item 5.  Other Information...........................................     12
 Item 6.  Exhibits and Reports on Form 8-K............................     12

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       DECEMBER 31,  JUNE 30,
                                                           1997        1998
                                                       ------------ -----------
                                                                    (UNAUDITED)
ASSETS:
 Cash and cash equivalents............................   $ 35,682    $  1,007
 Accounts receivable, net of allowance for doubtful
  accounts of $254 and $1,387, respectively...........      8,356      27,972
 Inventory, net.......................................      2,239       6,736
 Rental equipment, net................................     46,801     132,317
 Property and equipment, net..........................      3,012       9,888
 Intangible assets, net...............................     27,937      84,777
 Loan origination costs, net..........................      6,270       6,008
 Prepaid and other assets, net........................        840       3,874
                                                         --------    --------
   Total assets.......................................   $131,137    $272,579
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Accounts payable.....................................   $  2,489    $ 10,196
 Accrued interest.....................................      1,066       1,222
 Accrued expenses and other liabilities...............      2,327       8,072
 Debt.................................................     98,782     224,240
                                                         --------    --------
   Total liabilities..................................    104,664     243,730
Stockholders' Equity:
Common stock, $0.01 par, 100,000,000 shares
 authorized; no shares issued on an actual basis;
 23,448,419 shares issued on a pro forma basis........        234         234
Additional paid-in capital............................     25,431      25,677
Retained earnings (accumulated deficit)...............        910       3,040
Stock subscriptions receivable........................       (102)       (102)
                                                         --------    --------
   Total stockholders' equity.........................     26,473      28,849
                                                         --------    --------
   Total liabilities and stockholders' equity.........   $131,137    $272,579
                                                         ========    ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                            FOR THE THREE      FOR THE SIX
                                            MONTHS ENDED      MONTHS ENDED
                                              JUNE 30,          JUNE 30,
                                           ----------------  ----------------
                                            1997     1998     1997     1998
                                           -------  -------  -------  -------
REVENUES:
 Rental revenues.......................... $ 5,474  $30,596  $ 6,750  $46,411
 Rental equipment sales...................   1,048    2,370    1,142    4,112
 New equipment sales and other............   3,530   11,164    4,480   15,758
                                           -------  -------  -------  -------
   Total revenues.........................  10,052   44,130   12,372   66,281
                                           -------  -------  -------  -------
COST OF REVENUES:
 Rental equipment depreciation............   1,133    5,104    1,469    7,831
 Cost of rental equipment sales...........     885    1,317      960    2,354
 Cost of new equipment sales..............   1,585    6,294    1,891    8,481
 Other operating expenses.................   3,328   13,964    4,086   21,513
                                           -------  -------  -------  -------
   Total cost of revenues.................   6,931   26,679    8,406   40,179
                                           -------  -------  -------  -------
Gross profit..............................   3,121   17,451    3,966   26,102
Selling, general and administrative
 expenses.................................   1,207    7,421    1,990   11,951
Non-rental depreciation and amortization..     229    1,262      318    2,069
                                           -------  -------  -------  -------
Operating income..........................   1,685    8,768    1,658   12,082
Other income (expense), net...............      15       76       16      153
Interest income (expense), net............    (631)  (4,936)    (894)  (8,036)
                                           -------  -------  -------  -------
Income before income taxes................   1,069    3,908      780    4,199
Income tax expense (benefit)..............     480    1,583      345    1,734
                                           -------  -------  -------  -------
Net income................................ $   589  $ 2,325  $   435  $ 2,465
                                           =======  =======  =======  =======
Historical net income per share
 (unaudited):
 Basic.................................... $  0.05  $  0.15  $  0.04  $  0.17
                                           =======  =======  =======  =======
 Diluted..................................  12,375   15,131   11,037   14,977
                                           =======  =======  =======  =======
Historical weighted average shares
 outstanding (unaudited):
 Basic.................................... $  0.04  $  0.14  $  0.04  $  0.15
                                           =======  =======  =======  =======
 Diluted..................................  13,676   16,171   12,452   16,146
                                           =======  =======  =======  =======


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                             FOR THE SIX
                                                             MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            1997      1998
                                                          --------  ---------
OPERATING ACTIVITIES:
Net income (loss)........................................ $    435  $   2,465
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization...........................    1,787      9,900
 Gain on sale of equipment...............................     (190)    (1,791)
 Changes in operating assets and liabilities:
  Accounts receivable....................................     (586)    (4,614)
  Inventory..............................................      (37)         9
  Prepaid and other assets...............................     (874)    (2,324)
  Accounts payable.......................................      168      3,778
  Accrued expenses and other liabilities.................      843        600
                                                          --------  ---------
Net cash provided by (used in) operating activities......    1,546      8,023
                                                          --------  ---------
INVESTING ACTIVITIES:
Net cash paid for acquisitions...........................  (36,243)  (110,086)
Purchases of rental equipment............................   (6,973)   (44,629)
Proceeds from sale of rental equipment...................    1,142      4,112
Purchases of property and equipment......................     (739)    (3,540)
Proceeds from sale of property and equipment.............      --          50
                                                          --------  ---------
Net cash used in investing activities....................  (42,813)  (154,093)
                                                          --------  ---------
FINANCING ACTIVITIES:
Proceeds from long-term debt.............................   31,510    111,484
Payments on long-term debt...............................      --         --
Net proceeds from sales of common stock..................   11,522        (89)
Payments of loan origination costs.......................     (857)       --
                                                          --------  ---------
Net cash provided by financing activities................   42,175    111,395
                                                          --------  ---------
Net increase (decrease) in cash and cash equivalents.....      908    (34,675)
Cash and cash equivalents at beginning of period.........       12     35,682
                                                          --------  ---------
Cash and cash equivalents at end of period............... $    920  $   1,007
                                                          ========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTRODUCTION

  National Equipment Services, Inc. ("NES" or the "Company") was organized on June 4, 1996 for the purpose of owning and operating equipment rental facilities by means of acquiring existing businesses. On November 20, 1997, NES completed a debt offering of $100,000,000 Senior Subordinated Notes. NES is currently in the process of registering these notes for public trading. On July 13, 1998, NES completed an initial public offering of 7,000,000 shares of its Common Stock.

2. BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

  In connection with its initial public offering of Common Stock, the Company announced its plan to exchange all of its Class A and Class B Common Stock for newly established Common Stock. The Class A and Class B Common Stock was converted into 115,321 shares of newly established Common Stock. Each share of newly established Common Stock was then split into 139 shares of Common Stock. The effect of this exchange and split has been reflected in the balance sheets as of December 31, 1997 and June 30, 1998.

 EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share." For the Company, SFAS No. 128 was effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules. The implementation of SFAS No. 128 is calculated based on the Company's net income (loss) as presented on its statement of operations and based on share amounts after giving effect to the Company's planned exchange of Class A and Class B into newly established Common Stock and the split of such shares described in Note 5 and summarized below:

                                                              FOR THE SIX
                                                             MONTHS ENDED
                                                               JUNE 30,
                                                        -----------------------
                                                           1997        1998
                                                        ----------- -----------
                                                        (UNAUDITED) (UNAUDITED)
      Net Income.......................................   $   435     $ 2,465
                                                          =======     =======
      Weighted average shares of Class A Common and
       Class B Common..................................        98         115
      Basic weighted average shares:
        Total Common Shares after giving effect to (i)
         the exchange of Class A Common and Class B
         Common and (ii) the split.....................    11,037      14,977
      Effect of dilutive securities
        Unvested stock.................................     1,415       1,169
                                                          -------     -------
      Diluted weighted average shares..................    12,452      16,146
                                                          =======     =======
      Basic EPS........................................   $  0.04     $  0.17
                                                          =======     =======
      Diluted EPS......................................   $  0.04     $  0.15
                                                          =======     =======

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Options to purchase 832,000 shares of Common Stock at the initial public offering price were granted to certain directors and members of management prior to consummation of the Company's initial pubic offering. The options will vest over five years from the grant date and will expire ten years from the grant date. The options were not included in the computation of diluted EPS because the exercise price of the options equals the market price of the Common Stock on the date of grant.

 REPORTING COMPREHENSIVE INCOME

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 in the first quarter of 1998 had no impact as the Company had no items of other comprehensive income in any period presented.

3. ACQUISITIONS

  In 1998, NES purchased the following rental equipment companies:

ACQUISITION DATE                        COMPANY                            LOCATION     PURCHASE PRICE
----------------  ---------------------------------------------------- ---------------- --------------
January 12, 1998  Genpower Pump and Equipment Co...................... Deer Park, TX     $  8,000,000
January 16, 1998  Eagle Scaffolding and Equipment Co.................. Las Vegas, NV     $  3,290,000
January 23, 1998  Grand Hi-Reach, Inc................................. Byron Center, MI  $  8,120,000
February 4, 1998  Work Safe Supply Company, Inc....................... Grandville, MI    $  7,845,000
March 2, 1998     Dragon Rentals (division of The Modern Group, Inc.). Beaumont, TX      $ 23,000,000
March 4, 1998     Cormier Equipment Corporation....................... Oakland, ME       $ 27,500,000
March 30, 1998    Albany Ladder Company, Inc.......................... Albany, NY        $ 43,454,000
July 17, 1998     Falconite, Inc...................................... Paducah, KY       $175,000,000
July 27, 1998     R&R Rentals, Inc.................................... Houston, TX       $ 27,600,000

  The purchase prices above are subject to a customary purchase price adjustment mechanism and assumption of certain seller liabilities.

  The following pro forma financial information represents the unaudited pro forma results of operations as if the aforementioned acquisitions had been completed on January 1, 1998 and January 1, 1997, after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and other assets and interest expense for acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates, nor are the results indicative of NES's future results of operations.

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                      FOR THE THREE            FOR THE SIX
                                      MONTHS ENDED            MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                 ----------------------- -----------------------
                                    1997        1998        1997        1998
                                 ----------- ----------- ----------- -----------
                                 (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Revenues.................    $55,819     $66,498    $103,233    $122,447
      Net income...............    $ 2,267     $ 4,118    $  1,641    $  4,597
      Basic earnings per share.    $  0.10     $  0.18    $   0.07    $   0.20
      Diluted earnings per
       share...................    $  0.10     $  0.17    $   0.07    $   0.19

4. DEBT

  On November 20, 1997, NES issued $100 million of Senior Subordinated Notes (the "Notes") at a discount netting proceeds of $98,767,000.

  All of the Company's wholly-owned subsidiaries make full, unconditional, joint and several guarantees of the Notes. The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes they are not individually meaningful for presentation. The Company's holding company has no operations separate from its investments in those subsidiaries.

  On July 1, 1997, NES entered into a credit facility agreement with First Union Commercial Corporation (as amended, the "Old Credit Facility"). The Old Credit Facility provided for a secured revolving line of credit of $140 million. In August 1998, NES entered into a new credit facility with First Union National Bank, as agent, and certain other financial institutions (as amended, the "New Credit Facility") which provides for a term facility of $100,000 and a revolving credit facility of $300,000. The New Credit Facility replaced the Old Credit Facility in July 1998.

  The Indenture for the Notes and the New Credit Facility contain a number of covenants that, among other things, require NES to maintain certain financial ratios and set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments and issuances of stock. In April 1998, NES was in default under its Old Credit Facility with respect to its interest/rental expense to senior debt covenant. This covenant was eliminated pursuant to an amendment to the Old Credit Facility that was entered into in April 1998. NES believes it is currently in compliance with all covenants of the New Credit Facility.

5. COMMON STOCK

  On June 4, 1996, in connection with the formation of NES, NES authorized 25,000 shares of Class A Common Stock (24,250 of which were reserved for issuance to NES's majority stockholder), par value $0.01, and 150,000 shares of Class B Common Stock (75,000 of which were reserved for issuance to NES's majority stockholder), par value $0.01. On October 28, 1997, the authorized shares of Class A Common Stock were increased to 50,000.

  In connection with its initial public offering of 7,000,000 shares of Common Stock on July 13, 1998, the Company exchanged all of its Class A and Class B Common Stock for newly established Common Stock. The Class A and Class B Common Stock was converted into shares of newly established Common Stock. Each share of newly established Common Stock was then split into additional shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

  The following table sets forth, for the periods indicated, information derived from the combined and historical consolidated statements of operations of the Company expressed as a percentage of total revenues.

                                                        THREE
                                                       MONTHS      SIX MONTHS
                                                        ENDED         ENDED
                                                      JUNE 30,      JUNE 30,
                                                     ------------  ------------
                                                     1997   1998   1997   1998
                                                     -----  -----  -----  -----
Rental revenues.....................................  54.5%  69.3%  54.6%  70.0%
Rental equipment sales..............................  10.4    5.4    9.2    6.2
New equipment sales and other.......................  35.1   25.3   36.2   23.8
                                                     -----  -----  -----  -----
Total revenues...................................... 100.0  100.0  100.0  100.0
Cost of revenues....................................  68.9   60.5   67.9   60.6
                                                     -----  -----  -----  -----
Gross profit........................................  31.1   39.5   32.1   39.4
Selling, general and administrative expenses........  12.0   16.8   16.1   18.0
Non-rental depreciation and amortization............   2.3    2.8    2.6    3.2
                                                     -----  -----  -----  -----
Operating income....................................  16.8   19.9   13.4   18.2
Other income, net...................................   0.1    0.2    0.1    0.2
Interest expense, net...............................   6.3   11.2    7.2   12.1
                                                     -----  -----  -----  -----
Income before income taxes..........................  10.6    8.9    6.3    6.3
Income tax expense..................................   4.7    3.6    2.8    2.6
                                                     -----  -----  -----  -----
Net income..........................................   5.9%   5.3%   3.5%   3.7%
                                                     =====  =====  =====  =====

HISTORICAL RESULTS OF OPERATIONS

  The Company's historical Financial Statements included herein cover the three months and the six months ended June 30, 1997 and 1998. The Company believes that comparison of its historical results for such periods are not meaningful given the fact that (i) the Company did not complete its first acquisition until January 1997, (ii) the Company completed five additional acquisitions at different times in 1997 and (iii) the Company completed seven additional acquisitions at different times in the first six months of 1998.

Results of Operations for the Three Months Ended June 30, 1997 and 1998

  Revenues. Total revenues increased from $10,052 to $44,130 from second quarter 1997 to second quarter 1998. Rental revenues increased from $5,474 to $30,596. The increases were primarily the result of the acquisition of additional businesses after the second quarter of 1997 as well as the inclusion in 1998 of a full quarter's results for the businesses acquired during the second quarter of 1997.

  Gross Profit. Gross profit increased from $3,121 to $17,451 from second quarter 1997 to second quarter 1998. Gross margin increased from 31.1% to 39.5%. This margin improvement was primarily the result of increased higher margin rental revenues as a percentage of total revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,207 to $7,421 from second quarter 1997 to second quarter 1998. As a percentage of total revenues, selling, general and administrative expenses increased from 12.0% to 16.8%.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased from $229 to $1,262 from second quarter 1997 to second quarter 1998.

  Operating Income. As a result of the foregoing, operating income increased from $1,685 for second quarter 1997 to $8,768 or 19.9% of total revenues for second quarter 1998.

  Interest Expense, Net. Interest expense, net increased from $631 to $4,936 from second quarter 1997 to second quarter 1998. This increase was due to additional debt resulting from the acquisition of additional businesses.

  Income Tax Expense. Income tax expense increased from $480 to $1,583 from second quarter 1997 to second quarter 1998.

Results of Operations for the Six Months Ended June 30, 1997 and 1998

  Revenues. Total revenues increased from $12,372 to $66,281 from the first six months of 1997 to the first six months of 1998. Rental revenues increased from $6,750 to $46,411. The increases were primarily the result of the acquisition of additional businesses after the first six months of 1997 as well as the inclusion in 1998 of a full six month's results for the businesses acquired during the first six months of 1997.

  Gross Profit. Gross profit increased from $3,966 to $26,102 from the first six months of 1997 to the first six months of 1998. Gross margin increased from 32.1% to 39.4%. This margin improvement was primarily the result of increased higher margin rental revenues as a percentage of total revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $1,990 to $11,951 from the first six months of 1997 to the first six months of 1998. As a percentage of total revenues, selling, general and administrative expenses increased from 16.1% to 18.0%.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased from $318 to $2,069 from the first six months of 1997 to the first six months of 1998.

  Operating Income. As a result of the foregoing, operating income increased from $1,658 for the first six months of 1997 to $12,082 or 18.2% of total revenues for the first six months of 1998.

  Interest Expense, Net. Interest expense, net increased from $894 to $8,036 from the first six months of 1997 to the first six months of 1998. This increase was due to additional debt resulting from the acquisition of additional businesses.

  Income Tax Expense. Income tax expense increased from $345 to $1,734 from the first six months of 1997 to the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for the purchase of new rental equipment fleet and for acquisitions. The Company's other capital expenditures consist of the purchase of vehicles used for delivery and maintenance and property, plant and equipment. The Company purchases rental fleet throughout the year to replace equipment which has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Combined rental fleet purchases for the Company and the businesses it acquired in 1998 or has definitive purchase agreements to acquire were $93,239 and $67,885 in 1997 and the first six months of 1998, respectively. As the Company's business strategy continues to be implemented, rental fleet purchases are expected to increase. Expenditures for rental fleet are expected to be approximately $100,000 in 1998.

  On an actual basis, for the six months ended June 30, 1997 and 1998, the Company's net cash provided by operations was $1,546 and $8,023, respectively. On an actual basis, for the six months ended June 30, 1997 and 1998, the Company's net cash used in investing activities was $(42,813) and $(154,093), respectively. On an actual basis, for the six months ended June 30, 1997 and 1998, the Company's net cash provided by financing activities was $42,175 and $111,395, respectively. Net cash provided by financing activities consists of equity capital provided by Golder, Thoma, Cressey, Rauner Fund V, L.P. and members of management, net borrowings under the Old Credit Facility and indebtedness under the Indenture (as supplemented, the "Indenture") dated November 25, 1997 among the Company, the subsidiary guarantors identified therein and Harris Trust and Savings Bank, as trustee.

  In July 1998, the Company entered into a credit agreement (as amended, the "New Credit Facility") with First Union National Bank, as agent, and certain other financial institutions which provides for a term facility to the Company of $100,000 of term loans and a revolving credit facility to the Company for up to $300,000 of revolving loans to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements.

  The Company believes that the New Credit Facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources through the end of 1998 to finance its operations and pursue its business strategy, including acquisitions. Over the long-term, the Company will need additional financing to continue its acquisition strategy.

YEAR 2000 SOFTWARE ISSUE

  The Company uses a number of computer software programs and operating systems in its operations, including applications used in sales and marketing, billing, inventory management and other administrative functions. To the extent that the software applications used in such functions and communications are unable to recognize the year 2000, the Company may incur expenses in connection with the need to remediate such software and also may incur the risk and potential expense of disruptions that may be caused by the software's impaired functioning as the year 2000 approaches. The Company believes that the manufacturers of the software applications it uses most frequently, including its systems software and its word processing and spreadsheet software, are in the process of preparing or have already completed Year 2000 remediations for their products. The Company believes that with the remediations to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

COMMENTS ON FORWARD-LOOKING INFORMATION

  The matters discussed in this Form 10-Q include certain forward-looking statements that involve specific risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These include, but are not limited to, the ability of the Company to complete and integrate acquisitions, risks relating to the Company's growth strategy, the Company's significant leverage, increased competition, availability of additional capital to fund the company's future acquisitions, and other risks detailed in the Company's recent filings with the Securities and Exchange Commission. The Company makes no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Not applicable.

ITEM 2. CHANGES IN SECURITIES

  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  In April 1998, the Company was in default under its Old Credit Facility with respect to its interest/rental expense to senior debt covenant. This covenant was eliminated pursuant to an amendment to the Old Credit Facility that was entered into in April 1998. The New Credit Facility replaced the Old Credit Facility in July 1998. The Company believes it is currently in compliance with all covenants of the New Credit Facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  In April 1998, in anticipation of the Company's initial public offering of Common Stock (the "IPO"), the stockholders of the Company, by unanimous consent in lieu of a special meeting, approved and adopted the Company's 1998 Long Term Equity Incentive Plan and the Company's Restated Certificate of Incorporation. In addition, in May 1998, in anticipation of the IPO, the stockholders of the Company, by unanimous consent in lieu of a special meeting, increased to five the number of directors which constitute the Company's Board of Directors and elected John L. Grove as a director of the Company.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  See Index of Exhibits. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON AUGUST 17, 1998.

                                          National Equipment Services, Inc.

                                                  /s/ Dennis O'Connor
                                          By: _________________________________
                                                      Dennis O'Connor
                                                  Chief Financial Officer


Form 10-Q: For the quarter ended June 30, 1998.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 -------                      -----------------------
 3.1     Restated Certificate of Incorporation of the Company.              (1)
 3.2     Restated By-laws of the Company*                                   (1)
 10.1    Stock Purchase Agreement dated as of April 1, 1998 by and among the Company, Falconite, Inc. and the stockholders of Falconite,
         Inc.                                                               (1)
 10.2    National Equipment Services, Inc. 1998 Long Term Equity
         Incentive Plan.*                                                   (1)
 10.3    Form of Underwriting Agreement among the Company, Smith Barney,
         Inc., William Blair & Company, L.L.C., Credit Suisse First
         Boston Corporation, Donaldson, Lufkin & Jenrette Securities
         Corporation and NationsBanc Montgomery Securities LLC.             (1)
 11.1    Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
 21.1    Subsidiaries of the Company.                                       (2)
 27.1    Financial Data Schedule.

--------
*  Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-49223).
(2) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-43553).