Form 10-Q
period 1998-09-30
NATIONAL EQUIPMENT SERVICES INC
filed 1998-11-16
CIK 1051381

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

               For the quarterly period ended September 30, 1998

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 24,121,885 shares of Common Stock ($.01 par value) outstanding as of November 11, 1998.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONAL EQUIPMENT SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Balance Sheets at December 31, 1997 and
          September 30, 1998 (Unaudited)..............................       3
          Consolidated Statements of Operations for the three and nine
          months ended September 30, 1997 and 1998 (Unaudited)........       4
          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1997 and 1998 (Unaudited)...............       5
          Notes to Consolidated Financial Statements (Unaudited)......       6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      10
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..      13
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings...........................................      14
 Item 2.  Changes in Securities.......................................      14
 Item 3.  Defaults upon Senior Securities.............................      14
 Item 4.  Submission of Matters to a Vote of Security Holders.........      14
 Item 5.  Other Information...........................................      15
 Item 6.  Exhibits and Reports on Form 8-K............................      15
 SIGNATURE.............................................................     16

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1997         1998
                                                     ------------ -------------
                                                                   (UNAUDITED)
ASSETS:
 Cash and cash equivalents..........................   $ 35,682     $    662
 Accounts receivable, net of allowance for doubtful
  accounts of $254 and $1,771, respectively.........      8,356       50,191
 Inventory, net.....................................      2,239       13,888
 Rental equipment, net..............................     46,801      334,141
 Property and equipment, net........................      3,012       25,025
 Intangible assets, net.............................     27,937      204,773
 Loan origination costs, net........................      6,270        6,164
 Prepaid and other assets, net......................        840        5,157
                                                       --------     --------
   Total assets.....................................   $131,137     $640,001
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Accounts payable...................................   $  2,489     $ 18,627
 Accrued interest...................................      1,066        3,896
 Accrued expenses and other liabilities.............      2,327       26,065
 Debt...............................................     98,782      459,574
                                                       --------     --------
   Total liabilities................................    104,664      508,162
Stockholders' Equity:
Common stock, $0.01 par, 100,000,000 shares
 authorized; 23,448,419 and 24,121,885 shares
 issued, respectively...............................        234          241
Additional paid-in capital..........................     25,431      123,511
Retained earnings...................................        910        8,189
Stock subscriptions receivable......................       (102)        (102)
                                                       --------     --------
   Total stockholders' equity.......................     26,473      131,839
                                                       --------     --------
   Total liabilities and stockholders' equity.......   $131,137     $640,001
                                                       ========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE THREE      FOR THE NINE
                                            MONTHS ENDED       MONTHS ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                           ----------------  -----------------
                                            1997     1998     1997      1998
                                           -------  -------  -------  --------
REVENUES:
 Rental revenues.......................... $ 9,418  $53,839  $16,168  $100,251
 Rental equipment sales...................     969    4,085    2,111     8,197
 New equipment sales and other............   2,816   13,228    7,296    28,986
                                           -------  -------  -------  --------
   Total revenues.........................  13,203   71,152   25,575   137,434
                                           -------  -------  -------  --------
COST OF REVENUES:
 Rental equipment depreciation............   1,674    9,752    3,143    17,581
 Cost of rental equipment sales...........     456    2,769    1,416     5,123
 Cost of new equipment sales..............   2,225    6,877    4,116    15,358
 Other operating expenses.................   3,229   17,254    7,315    38,766
                                           -------  -------  -------  --------
   Total cost of revenues.................   7,584   36,652   15,990    76,828
                                           -------  -------  -------  --------
Gross profit..............................   5,619   34,500    9,585    60,606
Selling, general and administrative
 expenses.................................   3,049   13,668    5,039    25,619
Non-rental depreciation and amortization..     440    2,485      758     4,557
                                           -------  -------  -------  --------
Operating income..........................   2,130   18,347    3,788    30,430
Other income (expense), net...............     (35)     103      (19)      255
Interest income (expense), net............  (1,545)  (7,966)  (2,439)  (16,001)
                                           -------  -------  -------  --------
Income before income taxes and
 extraordinary item.......................     550   10,484    1,330    14,684
Income tax expense........................     174    4,246      519     5,981
                                           -------  -------  -------  --------
Income before extraordinary item..........     376    6,238      811     8,703
Extraordinary charge--extinguishment of
 debt, net of taxes.......................     --     1,424      --      1,424
                                           -------  -------  -------  --------
Net income................................ $   376  $ 4,814  $   811  $  7,279
                                           =======  =======  =======  ========
Basic earnings per common share
 Earnings before extraordinary charge..... $  0.03  $  0.29  $  0.07  $   0.51
 Extraordinary charge.....................     --      0.07      --       0.09
                                           -------  -------  -------  --------
Net earnings.............................. $  0.03  $  0.22  $  0.07  $   0.42
                                           =======  =======  =======  ========
Average number of common shares used in
 basic calculation........................  14,185   21,562   12,023    17,136
                                           =======  =======  =======  ========
Diluted earnings per common share
 Earnings before extraordinary charge..... $  0.02  $  0.28  $  0.06  $   0.48
 Extraordinary charge.....................     --      0.07      --       0.08
                                           -------  -------  -------  --------
Net earnings.............................. $  0.02  $  0.21  $  0.06  $   0.40
                                           =======  =======  =======  ========
Average number of common shares used in
 diluted calculation......................  15,600   22,815   13,501    18,358
                                           =======  =======  =======  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                             FOR THE NINE
                                                             MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           ------------------
                                                             1997      1998
                                                           --------  --------
OPERATING ACTIVITIES:
Net income................................................ $    811  $  7,279
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization............................    4,086    22,138
 Gain on sale of equipment................................     (720)   (3,120)
 Loss on extinguishment of long-term debt.................      --      1,424
 Changes in operating assets and liabilities:
  Accounts receivable.....................................     (623)   (8,526)
  Inventory...............................................     (234)     (660)
  Prepaid and other assets................................   (1,313)     (628)
  Accounts payable........................................    2,217       851
  Accrued expenses and other liabilities..................    2,725    17,746
                                                           --------  --------
Net cash provided by operating activities.................    6,949    36,504
                                                           --------  --------
INVESTING ACTIVITIES:
Net cash paid for acquisitions............................  (67,703) (389,939)
Purchases of rental equipment.............................  (10,781) (104,391)
Proceeds from sale of rental equipment....................    2,118     8,197
Purchases of property and equipment.......................     (656)   (5,132)
Proceeds from sale of property and equipment..............       25        67
                                                           --------  --------
Net cash used in investing activities.....................  (76,997) (491,198)
                                                           --------  --------
FINANCING ACTIVITIES:
Proceeds from long-term debt..............................  121,493   391,060
Payments on long-term debt................................  (70,928)  (59,513)
Net proceeds from sale of common stock....................   24,155    98,087
Payments of loan origination costs........................   (3,080)   (9,960)
                                                           --------  --------
Net cash provided by financing activities.................   71,640   419,674
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents......    1,592   (35,020)
Cash and cash equivalents at beginning of period..........       12    35,682
                                                           --------  --------
Cash and cash equivalents at end of period................ $  1,604  $    662
                                                           ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. INTRODUCTION

  National Equipment Services, Inc. ("NES" or the "Company") was organized on June 4, 1996 for the purpose of owning and operating equipment rental facilities by means of acquiring existing businesses. On November 25, 1997, NES completed a debt offering of $100,000 Senior Subordinated Notes (the "Old Notes"). On July 13, 1998, NES completed an initial public offering of 7,000,000 shares of its Common Stock at $13.50 per share. On August 19, 1998, NES sold 375,000 additional shares of its Common Stock in connection with the underwriters' partial exercise of their over-allotment option. On October 20, 1998, NES completed its exchange of $100,000 Senior Subordinated Notes, Series B, which have been registered for public trading, for the Old Notes.

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

  In connection with its initial public offering of Common Stock, the Company exchanged all of its Class A and Class B Common Stock for newly established Common Stock. The Class A and Class B Common Stock was converted into an aggregate of 115,321 shares of newly established Common Stock. Each share of newly established Common Stock was then split into 139 shares of Common Stock. The effect of this exchange and split has been reflected in the balance sheets as of December 31, 1997 and September 30, 1998.

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share." For the Company, SFAS No. 128 was effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. The implementation of SFAS No. 128 is calculated based on the Company's net income as presented on its statement of operations and based on share amounts after giving effect to the Company's exchange of Class A and Class B Common Stock into newly established Common Stock and the split of such shares described in Note 5 and summarized below:

                                                              FOR THE NINE
                             FOR THE THREE MONTHS ENDED       MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                             --------------------------- -----------------------
                                 1997          1998         1997        1998
                             ------------- ------------- ----------- -----------
                              (UNAUDITED)   (UNAUDITED)  (UNAUDITED) (UNAUDITED)
   Net Income..............            376         4,814         811       7,279
   Plus interest on 8%
    convertible debentures.            --             26         --           26
                             ============= ============= =========== ===========
   Income available to
    common stockholders                376         4,840         811       7,305
                             ============= ============= =========== ===========
   Basic weighted average
    shares:
     Total Common Shares
      after giving effect
      to (i) the exchange
      of Class A Common and
      Class B Common and
      (ii) the split.......     14,185,187    21,562,486  12,022,862  17,136,299
   Effect of dilutive
    securities
     Unvested stock........      1,414,325     1,108,525   1,478,033   1,184,975
     Convertible debt......            --        147,667         --       36,917
                             ------------- ------------- ----------- -----------
   Diluted weighted average
    shares.................     15,599,512    22,818,678  13,500,895  18,358,191
                             ============= ============= =========== ===========
   Basic EPS...............  $        0.03 $        0.22 $      0.07 $      0.42
                             ============= ============= =========== ===========
   Diluted EPS.............  $        0.02 $        0.21 $      0.06 $      0.40
                             ============= ============= =========== ===========

  Options to purchase 912,000 shares of Common Stock at the initial public offering price were granted to certain directors and members of management prior to consummation of the Company's initial pubic offering. The options will vest over five years from the grant date and will expire ten years from the grant date.

 COMPREHENSIVE INCOME

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 has no impact as the Company has no elements of comprehensive income in any period presented.

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. ACQUISITIONS

  In 1998, NES purchased the following rental equipment companies:

ACQUISITION DATE                          COMPANY                            LOCATION     PURCHASE PRICE
----------------    ---------------------------------------------------- ---------------- --------------
January 12, 1998    Genpower Pump and Equipment Co...................... Deer Park, TX       $  8,000
January 16, 1998    Eagle Scaffolding and Equipment Co.................. Las Vegas, NV       $  3,290
January 23, 1998    Grand Hi-Reach, Inc................................. Byron Center, MI    $  8,120
February 4, 1998    Work Safe Supply Company, Inc....................... Grandville, MI      $  7,845
March 2, 1998       Dragon Rentals (division of The Modern Group, Inc.). Beaumont, TX        $ 23,000
March 4, 1998       Cormier Equipment Corporation....................... Oakland, ME         $ 27,500
March 30, 1998      Albany Ladder Company, Inc.......................... Albany, NY          $ 43,454
July 17, 1998       Falconite, Inc...................................... Paducah, KY         $175,000
July 27, 1998       R&R Rentals, Inc.................................... Houston, TX         $ 27,600
August 27, 1998     Traffic Signing & Marking, Inc...................... Madison, WI         $  7,100
September 23, 1998  Shaughnessy Crane Service, Inc...................... Boston, MA          $ 80,000

  The purchase prices above are subject to a customary purchase price adjustment mechanism and assumption of certain seller liabilities.

  The following pro forma financial information represents the unaudited pro forma results of operations as if the aforementioned acquisitions had been completed on January 1, 1997 and January 1, 1998, after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and other assets and interest expense for acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates, nor are the results indicative of NES's future results of operations.

                                      FOR THE THREE           FOR THE NINE
                                      MONTHS ENDED            MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                 ----------------------- -----------------------
                                    1997        1998        1997        1998
                                 ----------- ----------- ----------- -----------
                                 (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Revenues.................    $74,484     $83,639    $193,220    $223,589
      Net income...............    $ 4,603     $ 7,206    $  4,347    $ 10,574
      Basic earnings per share.    $  0.20     $  0.31    $   0.19    $   0.46
      Diluted earnings per
       share...................    $  0.18     $  0.29    $   0.18    $   0.44

4. DEBT

  On November 20, 1997, NES issued $100,000 of 10% Senior Subordinated Notes due 2004 (the "Old Notes") of at a discount netting proceeds of $98,767. On October 20, 1998, NES completed its exchange of $100,000 of 10% Senior Subordinated Notes due 2004, Series B (the "Exchange Notes" and, together with the Old Notes, the "Notes"), which have been registered for public trading, for the Old Notes.

  The Company is a holding company with no independent operations and the Company's assets (excluding the common stock of its subsidiaries) are insignificant. All of the Company's subsidiaries make full, unconditional, joint and several guarantees of the Notes and all of these subsidiaries are wholly-owned by the Company. The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors.

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  On July 1, 1997, NES entered into a credit facility agreement with First Union Commercial Corporation (as amended, the "Old Credit Facility"). The Old Credit Facility provided for a secured revolving line of credit of $140,000. In July 1998, NES entered into a new credit facility with First Union National Bank, as agent, and certain other financial institutions (as amended, the "New Credit Facility"), which provides for a term facility of $100,000 and a revolving credit facility of $300,000. These facilities extend for five years. As of September 30, 1998, $100,000 was outstanding under the term facility, and $238,700 was outstanding under the revolving credit facility. The interest rates on these facilities are at LIBOR plus 2.25%. Proceeds from the New Credit Facility were used to repay approximately $59,513 of indebtedness under the Company's Old Credit Facility. In conjunction with the extinguishment, the Company reported an extraordinary charge of $1,424 ($0.06 per share), net of a tax benefit of $969 related to the write-off of unamortized loan costs associated with the Old Credit Facility.

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

  In connection with its initial public offering of 7,000,000 shares of Common Stock on July 13, 1998, the Company exchanged all of its Class A and Class B Common Stock for newly established Common Stock. The Class A and Class B Common Stock was converted into an aggregate of 115,321 shares of newly established Common Stock. Each share of newly established Common Stock was then split into 139 shares of Common Stock. On August 19, 1998, NES sold 375,000 additional shares of its Common Stock in connection with the underwriters' exercise of their over-allotment option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

  The following table sets forth, for the periods indicated, information derived from the combined and historical consolidated statements of operations of the Company expressed as a percentage of total revenues.

                                                 THREE MONTHS     NINE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                 --------------  --------------
                                                  1997    1998    1997    1998
                                                 ------  ------  ------  ------
Rental revenues.................................   71.3%   75.7%   63.2%   72.9%
Rental equipment sales..........................    7.3     5.7     8.3     6.0
New equipment sales and other...................   21.4    18.6    28.5    21.1
                                                 ------  ------  ------  ------
Total revenues..................................  100.0   100.0   100.0   100.0
Cost of revenues................................   57.4    51.5    62.5    55.9
                                                 ------  ------  ------  ------
Gross profit....................................   42.6    48.5    37.5    44.1
Selling, general and administrative expenses....   23.1    19.2    19.7    18.6
Non-rental depreciation and amortization........    3.3     3.5     3.0     3.3
                                                 ------  ------  ------  ------
Operating income................................   16.2    25.8    14.8    22.2
Other income, net...............................   (0.3)    0.1    (0.1)    0.2
Interest expense, net...........................   11.7    11.2     9.5    11.6
                                                 ------  ------  ------  ------
Income before income taxes......................    4.2    14.7     5.2    10.8
Income tax expense..............................    1.3     6.0     2.0     4.4
                                                 ------  ------  ------  ------
Net income before extraordinary charge..........    2.9     8.7     3.2     6.4
Extraordinary charge............................    --      2.0     --      1.1
                                                 ------  ------  ------  ------
Net income......................................    2.9%    6.7%    3.2%    5.3%
                                                 ======  ======  ======  ======

HISTORICAL RESULTS OF OPERATIONS

  The Company's historical Financial Statements included herein cover the three months and the nine months ended September 30, 1997 and 1998. The Company believes that comparison of its historical results for such periods are not meaningful given the fact that (i) the Company did not complete its first acquisition until January 1997, (ii) the Company completed five additional acquisitions at different times in 1997 and (iii) the Company completed eleven additional acquisitions at different times in the first nine months of 1998.

Results of Operations for the Three Months Ended September 30, 1997 and 1998

  Revenues. Total revenues increased from $13,203 to $71,152 from third quarter 1997 to third quarter 1998. Rental revenues increased from $9,418 to $53,839. The increases were primarily the result of the acquisition of additional businesses after the third quarter of 1997 as well as the inclusion in 1998 of a full quarter's results for the businesses acquired during the third quarter of 1997.

  Gross Profit. Gross profit increased from $5,619 to $34,500 from third quarter 1997 to third quarter 1998. Gross margin increased from 42.6% to 48.5%. This margin improvement was primarily the result of increased higher margin rental revenues as a percentage of total revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $3,049 to $13,668 from third quarter 1997 to third quarter 1998. As a percentage of total revenues, selling, general and administrative expenses decreased from 23.1% to 19.2%.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased from $440 to $2,485 from third quarter 1997 to third quarter 1998.

  Operating Income. As a result of the foregoing, operating income increased from $2,130 for third quarter 1997 to $18,347 or 25.8% of total revenues for third quarter 1998.

  Interest Expense, Net. Interest expense, net increased from $1,545 to $7,966 from third quarter 1997 to third quarter 1998. This increase was due to additional debt resulting from the acquisition of additional businesses.

  Income Tax Expense. Income tax expense increased from $174 to $4,246 from third quarter 1997 to third quarter 1998.

Results of Operations for the Nine Months Ended September 30, 1997 and 1998

  Revenues. Total revenues increased from $25,575 to $137,434 from the first nine months of 1997 to the first nine months of 1998. Rental revenues increased from $16,168 to $100,251. The increases were primarily the result of the acquisition of additional businesses after the first nine months of 1997 as well as the inclusion in 1998 of a full nine month's results for the businesses acquired during the first nine months of 1997.

  Gross Profit. Gross profit increased from $9,585 to $60,606 from the first nine months of 1997 to the first nine months of 1998. Gross margin increased from 37.5% to 44.1%. This margin improvement was primarily the result of increased higher margin rental revenues as a percentage of total revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $5,039 to $25,619 from the first nine months of 1997 to the first nine months of 1998. As a percentage of total revenues, selling, general and administrative expenses decreased from 19.7% to 18.6%.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased from $758 to $4,557 from the first nine months of 1997 to the first nine months of 1998.

  Operating Income. As a result of the foregoing, operating income increased from $3,788 for the first nine months of 1997 to $30,430 or 22.2% of total revenues for the first nine months of 1998.

  Interest Expense, Net. Interest expense, net increased from $2,439 to $16,001 from the first nine months of 1997 to the first nine months of 1998. This increase was due to additional debt resulting from the acquisition of additional businesses.

  Income Tax Expense. Income tax expense increased from $519 to $5,981 from the first nine months of 1997 to the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary capital requirements are for the purchase of new rental equipment fleet and for acquisitions. The Company's other capital expenditures consist of the purchase of vehicles used for delivery and maintenance and property, plant and equipment. The Company purchases rental fleet throughout the year to replace equipment which has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Combined rental fleet purchases for the Company and the businesses it acquired in 1998 were $98,840 and $131,375 in 1997 and the first nine months of 1998, respectively. As the Company's business strategy continues to be implemented, rental fleet purchases are expected to increase. The Company's purchases for rental fleet are expected to be approximately $120,000 in 1998.

  On an actual basis, for the nine months ended September 30, 1997 and 1998, the Company's net cash provided by operations was $6,949 and $36,504, respectively. On an actual basis, for the nine months ended September 30, 1997 and 1998, the Company's net cash used in investing activities was $76,997 and $491,198, respectively. On an actual basis, for the nine months ended September 30, 1997 and 1998, the Company's net cash provided by financing activities was $71,640 and $419,674, respectively. Net cash provided by financing activities consists of equity capital provided by Golder, Thoma, Cressey, Rauner Fund V, L.P. and members of management, proceeds from the Company's initial public offering of Common Stock, net borrowings under the Old Credit Facility and the New Credit Facility (as defined) and indebtedness under the Indenture dated November 25, 1997 among the Company, the subsidiary guarantors identified therein and Harris Trust and Savings Bank, as trustee.

  In July 1998, the Company entered into a credit agreement (as amended, the "New Credit Facility") with First Union National Bank, as agent, and certain other financial institutions which provides for a term facility to the Company of $100,000 of term loans and a revolving credit facility to the Company for up to $300,000 of revolving loans to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. As of September 30, 1998, $338,700 was outstanding under the New Credit Facility.

  The Company believes that the New Credit Facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources through the end of 1998 to finance its operations and pursue its business strategy, including acquisitions. Over the long-term, the Company will need additional financing to continue its acquisition strategy.

YEAR 2000 SOFTWARE ISSUE

  As a part of the Company's strategic information system plan, management selected one information system to serve as the common system platform for all operating units. This common system platform is Year 2000 compliant. During 1998, in accordance with its plan, the Company migrated several of the Company's operating units successfully to this new system. The Company expects to complete the migration of the remainder of its operating units to the common system platform in two phases during February 1999 and April 1999. The Company has invested approximately $550 to date relating to this migration, and management estimates that the Company will invest an additional $1,100 in the future to complete the conversion of its remaining operating units to this common platform. All costs associated with this migration will be capitalized. As a result of this conversion, all operating units will be Year 2000 compliant.

  The Company selected this information system based on experience with this system at its largest operating unit. Management believes the migration plan is realistic and feasible. However, there can be no assurance that the Company will complete the migration in a timely manner or successfully identify and resolve all Year 2000 compliance issues or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position. Based on available information, the Company does not believe it faces any material exposure to significant business interruption as a result of the Year 2000 compliance of its information system. Accordingly, the Company has not adopted any formal contingency plan in the event that its plan to migrate to a common system platform is not completed in a timely manner.

  The Company is also in the process of assessing the Year 2000 readiness of its suppliers and customers. Based on available information, the Company does not believe it faces any material exposure to significant business interruption as a result of third party Year 2000 readiness issues. However, to the extent that these third parties cannot provide the Company with products, services or systems that meet Year 2000 requirements on a timely basis, or in the event that Year 2000 issues disrupt such third parties' demand for the Company's products or services, the Company's business, results of operations or financial position could be materially adversely affected.

 Other

  In June 1997, the FASB issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating the effects of this pronouncement.

  On June 15, 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not use derivative instruments and therefore does not expect that the adoption of SFAS 133 will have a significant effect on the Company's results of operations or its financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Not applicable.

ITEM 2. CHANGES IN SECURITIES

  On September 17, 1998, the Company acquired all of the issued and outstanding capital stock of Shaughnessy Crane Service, Inc. ("SCS"). The stockholders of SCS received a cash payment of $65,000 (subject to a customary indebtedness adjustment, working capital adjustment and accounts receivable adjustment) and a junior subordinated convertible promissory note in the principal amount of $15,000 (the "Convertible Note"). The Convertible Note accrues interest at the rate of 8% per annum and the Company may prepay all or any portion of the outstanding principal amount of the Convertible Note at any time, except as may be prohibited by any senior debt. In addition, at any time prior to September 17, 1999, the holders of the Convertible Note may elect to convert the principal amount of the Convertible Note, plus accrued and unpaid interest, into the number of shares of Company common stock equal to such amount divided by $13.00. In the event the Convertible Note has not been prepaid in full or converted into shares of Company common stock as described in the preceding sentence, then on September 17, 1999, the outstanding principal amount of the Convertible Note, plus accrued and unpaid interest, will automatically convert into a number of shares of Company common stock having a fair market value equal to the principal amount of the Convertible Note plus accrued and unpaid interest. The above-described issuance of the Convertible Note was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

  The Company's Registration Statement on Form S-1 (File No. 333-49223) (the "Registration Statement") relating to its initial public offering of Common Stock (the "IPO") was declared effective by the Securities and Exchange Commission on July 13, 1998. Pursuant to the Registration Statement, the Company registered 8,050,000 shares of Common Stock (including 1,050,000 shares issuable upon exercise of the underwriters' over-allotment option) for an aggregate offering price of $108,675. Salomon Smith Barney, William Blair & Company, Credit Suisse First Boston, Donaldson, Lufkin & Jenrette and NationsBanc Montgomery Securities LLC served as the Company's managing underwriters for the IPO.

  The Company commenced the IPO on July 13, 1998 when it sold 7,000,000 shares of Common Stock and completed the IPO on August 19, 1998 when it sold 375,000 additional shares of Common Stock in connection with the underwriters' partial exercise of their over-allotment option, resulting in an aggregate offering price of $99,563. The Company incurred estimated aggregate expenses of $8,969 in connection with the IPO, consisting of approximately $6,969 of underwriting discounts and commissions, $650 of printing expenses, $600 of accounting fees and expenses, $350 of legal fees and expenses and $400 of other expenses. As a result, the Company received net offering proceeds, after deducting estimated expenses, of approximately $90,594. All of the expense payments were made to non-affiliates of the Company.

  The Company used all of the net proceeds from the IPO, together with borrowings under the New Credit Facility, to fund the acquisition of Falconite, Inc. in July 1998. All of such payments were made to non-affiliates of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  See Index of Exhibits. On September 17, 1998, the Company filed a Current Report on Form 8-K to report its acquisition of the business of SCS. The Company will file by amendment to such Current Report on Form 8-K certain financial statements of SCS and certain pro forma financial information of the Company pursuant to Items 7(a) and 7(b) of Form 8-K.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED ON NOVEMBER 13, 1998.


                                          National Equipment Services, Inc.

                                                  /s/ Dennis O'Connor
                                          By: _________________________________
                                                      Dennis O'Connor
                                                  Chief Financial Officer


Form 10-Q: For the quarter ended September 30, 1998.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 -------                      -----------------------
 3.1     Restated Certificate of Incorporation of the Company.              (1)
 3.2     Restated By-laws of the Company.                                   (1)
 4.1     Junior Subordinated Convertible Promissory Note, dated September
         17, 1998, in the principal amount of $15,000,000.                  (2)
 4.2(i)  Credit Agreement dated as of July 17, 1998 by and among the
         Company, as Borrower, NES Acquisition Corp., BAT Acquisition
         Corp., NES East Acquisition Corp., NES Michigan Acquisition
         Corp., Albany Ladder Company, Inc., Falconite, Inc., Falconite
         Equipment, Inc., M&M Properties, Inc., Carl's Mid South Rent-All
         Center Incorporated, Falconite Rebuild Center, Inc., Falconite
         Aviation, Inc. and McCurry & Falconite Equipment Co., Inc., as
         Guarantors, certain financial institutions, as Lenders, and
         First Union National Bank, as Lender and Agent.                    (3)
 4.2(ii) Syndication Amendment and Assignment dated as of August 7, 1998 by and among the Company, as Borrower, NES Acquisition Corp.,
         BAT Acquisition Corp., NES East Acquisition Corp., NES Michigan
         Acquisition Corp., Albany Ladder Company, Inc., Falconite, Inc.,
         Falconite Equipment, Inc., M&M Properties, Inc., Carl's Mid
         South Rent-All Center Incorporated, Falconite Rebuild Center,
         Inc., Falconite Aviation, Inc. and McCurry & Falconite Equipment
         Co., Inc., as Guarantors, certain financial institutions, as
         Lenders, and First Union National Bank, as Lender and Agent.       (3)
 4.3     Pledge Agreement dated as of July 17, 1998 by and among the
         Company, NES Acquisition Corp., BAT Acquisition Corp., NES East
         Acquisition Corp., NES Michigan Acquisition Corp., Albany Ladder
         Company, Inc., Falconite, Inc., Falconite Equipment, Inc., M&M
         Properties, Inc., Carl's Mid South Rent-All Center Incorporated,
         Falconite Rebuild Center, Inc., Falconite Aviation, Inc. and
         McCurry & Falconite Equipment Co., Inc. and First Union National
         Bank, as Agent.                                                    (3)
 4.4     Security Agreement dated as of July 17, 1998 by and among the
         Company, NES Acquisition Corp., BAT Acquisition Corp., NES East
         Acquisition Corp., NES Michigan Acquisition Corp., Albany Ladder
         Company, Inc., Falconite, Inc., Falconite Equipment, Inc., M&M
         Properties, Inc., Carl's Mid South Rent-All Center Incorporated,
         Falconite Rebuild Center, Inc., Falconite Aviation, Inc. and
         McCurry & Falconite Equipment Co., Inc. and First Union National
         Bank, as Agent.                                                    (3)
 10.1    Asset Purchase Agreement dated as of July 24, 1998 by and among
         NES Acquisition Corp., R&R Rentals, Inc. and the stockholders of
         R&R Rentals, Inc.                                                  (3)
 10.2    Stock Purchase Agreement dated as of September 1, 1998 by and among the Company, Shaughnessy Crane Service, Inc. and the
         stockholders of Shaughnessy Crane Service, Inc.                    (2)
 10.3    Employment Letter Agreement dated September 10, 1998 by and between the Company and James W. O'Neil.*
 11.1    Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
 21.1    Subsidiaries of the Company.
 27.1    Financial Data Schedule.

--------
*  Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-49223).
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 1998 (File No. 001-14163).
(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-43553).