Form 10-K405
period 1998-12-31
NATIONAL EQUIPMENT SERVICES INC
filed 1999-03-31
CIK 1051381

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
  [X]Annual report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

  [_]Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                       For the transition period from to

                       Commission file number: 001-14163

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

      Registrant's telephone number, including area code: (847) 733-1000

 Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share, registered on the New York Stock Exchange. Securities registered pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of National Equipment Services, Inc. was approximately $89,395,699.

  As of March 15, 1999, there were 24,121,885 shares of Common Stock of National Equipment Services, Inc., par value $0.01 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

General

  National Equipment Services, Inc. ("NES" or the "Company") is a leading participant in the growing and highly fragmented $18 billion equipment rental industry. Through its 21 businesses acquired since January 1997, NES specializes in the rental of specialty and general equipment to industrial and construction end-users. The Company rents over 750 different types of machinery and equipment and distributes new equipment for nationally recognized original equipment manufacturers. The Company also sells used equipment as well as complementary parts, supplies and merchandise, and provides repair and maintenance services to its customers. NES is geographically diversified, with 115 locations across 28 states and is a leading competitor in each of the geographic markets it serves.

  Management believes that the Company offers one of the most modern and well maintained fleets of specialty or general equipment in each of its markets. The average age of the Company's equipment fleet is approximately three years. Specialty equipment includes electric and pneumatic hoists, hydraulic and truck-mounted cranes, liquid storage tanks, pumps and highway safety equipment. General industrial and construction equipment includes aerial work platforms, air compressors, cranes, earth-moving equipment and rough terrain forklifts. The Company rents and sells this equipment to industrial and construction end-users.

  NES is led by a senior management team with significant industry experience and an impressive track record of acquiring and integrating companies in the equipment rental industry. Prior to founding the Company, the NES senior management team was responsible for building Brambles Equipment Services ("Brambles"), the U.S. equipment rental business of an Australian public company, into a leading participant in the industry. At Brambles, this team executed a growth strategy that combined a disciplined acquisition program with significant organic growth. Management believes that the team's extensive industry experience allows it to more easily identify quality acquisition targets and successfully integrate these businesses through effective financial and operating controls and the proper deployment of capital. The Company's local operations are managed by experienced professionals who have an average of over 15 years of experience in the industry and have extensive knowledge of and relationships in their local markets. These managers are typically former owners of the businesses acquired by the Company. The Company also benefits from the financial expertise of Golder, Thoma, Cressey, Rauner, Inc., an established investment firm specializing in the consolidation of fragmented industries. Golder, Thoma, Cressey, Rauner Fund V, L.P., an affiliate of Golder, Thoma, Cressey, Rauner, Inc., is the Company's principal equity investor.

Recent Securities Offerings

  In the third quarter of 1998, the Company completed an initial public offering of 7,375,000 shares of common stock (the "Initial Stock Offering"). NES received net proceeds of approximately $90.4 million from the Initial Stock Offering.

  In October 1998, the Company completed its exchange of $100 million 10% Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for all the Company's outstanding 10% Senior Subordinated Notes due 2004.

  In the fourth quarter of 1998, the Company issued $125 million of 10% Senior Subordinated Notes due 2004, Series C (the "Series C Notes"). In the first quarter of 1999, the Company issued an additional $50 million of Series C Notes. NES received net proceeds of approximately $122.3 million and $44.2 million, respectively, from these debt offerings (collectively, the "Series C Notes Offerings"). In March 1999, the Company completed its exchange of $175 million 10% Senior Subordinated Notes due 2004, Series D, which have been registered for public trading, for all outstanding Series C Notes.

Acquired Businesses

  NES was founded in June 1996 to acquire and integrate businesses that focus on the rental of specialty and general equipment to industrial and construction end-users. Since January 1997, the Company has acquired 21 businesses. Management believes that with over 12,000 participants, the equipment rental industry will continue to offer a significant number of acquisition opportunities. The Company is led by a senior management team with extensive industry experience. The Company believes this experience allows management to more easily identify quality acquisition targets and successfully integrate and optimize these businesses. The following table summarizes the Company's completed acquisitions to date:

                                                                                        Years in
   Acquired Business                    Products                   Geographic Focus     Business Date Acquired
------------------------  ------------------------------------ ------------------------ -------- --------------
Industrial Hoist
 Services                 Pneumatic and electric hoists        National                   15     January 1997
Aerial Platforms          Aerial work platforms                Atlanta, Georgia            14    February 1997
Lone Star Rentals         General equipment                    Gulf Coast                  16    March 1997
BAT Rentals               General equipment                    Las Vegas, Nevada           36    April 1997
Sprintank                 Liquid and specialized storage tanks Gulf Coast                   8    July 1997
Equipco Rentals & Sales   General equipment                    Western Virginia            20    July 1997
Genpower                  Pumps                                Gulf Coast                  14    January 1998
Eagle Scaffolding         Scaffolding                          Las Vegas, Nevada            5    January 1998
Grand Hi-Reach            Aerial work platforms                Grand Rapids, Michigan      13    February 1998
Work Safe Supply          Highway safety equipment             Michigan                    19    February 1998
Dragon Rentals            Liquid storage tanks                 Gulf Coast                   6    March 1998
Cormier Equipment         General equipment                    Eastern Coast               14    March 1998
Albany Ladder             Aerial work platforms                Northeast                   66    March 1998
Falconite                 Aerial work platforms and cranes     Mid-South and Gulf Coast    43    July 1998
R & R Rentals             Cranes                               Gulf Coast                  15    July 1998
TSM                       Highway safety equipment             Wisconsin                   19    August 1998
Shaughnessy               Aerial work platforms and cranes     Northeast                   83    September 1998
Rebel Studio Rentals      Aerial work platforms                California                   4    October 1998

Barricade & Light Rental  Highway safety equipment             Arizona                     24    March 1999

Mayer-Hammant             Pumps and compressors                Gulf Coast                  29    March 1999

Wellesley Crane           Cranes                               Northeast                   28    March 1999

Products and Services

  The Company's primary business is the rental of equipment to industrial and construction end-users. In addition, to more fully service its customer base and leverage its fixed costs, the Company sells complementary parts, merchandise and rental equipment, acts as a distributor of new equipment on behalf of original equipment manufacturers and services the equipment it sells and rents.

  Equipment Rentals. The Company rents a broad selection of general equipment ranging from large equipment such as aerial manlifts, forklifts, light earth-moving equipment and portable air compressors to small equipment such as hand tools to industrial and commercial construction customers. The Company's specialty equipment available for rent includes pumps and highway safety equipment. The Company is the leading renter of industrial hoists in the United States and the leading renter of portable storage tanks to the chemical and petrochemical industries in the Gulf Coast region. The Company's rental contracts range from a one-day rental contract for a small subcontractor to a multi-year contract for certain industrial customers, with an overall average rental period of 19 days. Four categories of equipment represented approximately 85% of the Company's total rental equipment fleet (based on original equipment cost) at December 31, 1998: (i) aerial work platforms (50%); (ii) cranes (17%); (iii) forklifts (10%); and (iv) mobile storage tanks (8%). The mix of rental equipment at each of the Company's locations is a function of the demands of the local customer base and the focus of the local business. At December 31, 1998, the original equipment cost of the Company's rental fleet was approximately $538 million and the weighted average age of the Company's rental equipment fleet was approximately three years.

  Sales of Rental Equipment. The Company routinely sells rental equipment to adjust the size and composition of its rental fleet to changing market conditions and as part of its ongoing commitment to maintain a new, top quality fleet. The Company achieves favorable sales prices for its rental equipment due to its strong preventive maintenance program and its practice of selling rental equipment before it becomes irreparable or obsolete. Senior management works with local operating management to optimize the timing of sales of rental equipment by taking into account maintenance costs, rental demand patterns and resale prices. The Company sells rental equipment to its existing rental customers, as well as to domestic and international used equipment buyers.

  Sales of New Equipment. The Company is a distributor for certain original equipment manufacturers, including JLG Industries, Inc., Genie Industries, Condor (a division of TIME Manufacturing Company), Strato-Lift and Terex Corp. (d/b/a Marklift) (aerial work platforms and booms), Manitex Crane and Broderson Crane (cranes), The Gradall Company, Sky Trak, Gehl Equipment and Tovel Mfg. (rough-terrain forklifts), Atlas-Copco Industrial Compressors, Inc. and Mitsui Inc. (d/b/a Airman) (air compressors), Mustang Manufacturing, Inc. (skid steer loaders), Thompson Pump & Manufacturing Co. (pumps), Multiquip Inc. (generators) and Komatsu Forklift USA, Inc. (industrial forklifts). The Company believes that the volume of its equipment purchases creates significant purchasing power with suppliers, which leads to favorable prices and terms on equipment purchased for its rental fleet and for sale as new equipment. The Company's ability to sell new equipment offers flexibility to its customers and enhances the Company's customer relations.

  Sales of Parts and Merchandise; Service and Repair. The Company also sells a wide range of parts and merchandise, including saw blades, drill bits, shovels, goggles, hard hats and other safety gear, as a complement to its core equipment rental business. These sales enable the Company to attract and retain customers by offering the convenience of "one-stop shopping." The Company also provides repair and maintenance services in connection with the equipment it sells as a complement to its core business.

Customers

  Management estimates that the Company currently has more than 12,000 customers, ranging from "Fortune 500" companies to small contractors. For fiscal 1998, no customers accounted for more than 1.3% of the Company's total revenues, and the Company's top five customers represented less than 4.0% of total revenues. Customers look to the Company as an ongoing, comprehensive source of rental equipment because of the economic advantages and convenience of renting, as well as the high costs associated with equipment ownership. The Company's primary customer base can be classified by the following categories:
(i) industrial, including manufacturers, petrochemical facilities, chemical companies, paper mills and public utilities and (ii) commercial and residential construction, repair and renovation, including contractors. In addition to maintaining its historically strong relationship with local customers, the Company is increasing its emphasis on larger national and multi-regional accounts.

  Industrial. The Company's industrial customers, many of whom operate 24 hours per day, utilize the Company to outsource their equipment requirements to reduce the capital investment and minimize the ongoing maintenance, repair and storage costs associated with equipment ownership. Management believes that the Company is well-positioned to take advantage of the increasing trend among industrial customers to outsource equipment needs. In addition, the Company's specialty products, such as hoists and tanks, are tailored to meet the needs of industrial end-users. Management believes that given its multi-regional presence, NES is well positioned to increase its industrial revenue base. The Company intends to expand its industrial customer base by providing additional equipment and services to its existing industrial customers and establishing new relationships through its existing businesses as well as through acquisitions.

  Construction. The Company's construction customers include "Fortune 500" companies, national and regional contractors and subcontractors involved in construction projects such as (i) chemical plants and other manufacturing facilities, (ii) roads, bridges and highways, (iii) schools, hospitals and airports, and (iv) residential developments and apartment buildings. According to a survey published in 1997 by The CIT Group, contractors intended to increase the percentage of equipment they rent without a purchase option to an estimated 15% of their total equipment requirements in 1997 from an estimated 5% in 1994. Management believes the Company is a leading supplier of rental equipment to contractors in its markets and is well positioned to benefit from any increased rental of equipment by such customers.

Management Information Systems

  The Company has made significant investments in its information systems. These information systems substantially integrate customer tracking systems that allow the sales force, through use of lap top computers, to track customer requirements, while coordinating with inside sales and logistics personnel to ensure that customer demands are met on a timely basis. These systems also provides real-time rental management data that allows management to monitor asset utilization, rental rates, repairs and maintenance, and inventory levels by region, location, equipment classification, and individual rental item. These systems are fully integrated into a financial package that tracks profitability by branch and region, enabling the Company to implement a decentralized management structure.

Operations

  The Company's equipment rental yards typically include: (i) a customer service center and showroom displaying selected rental equipment, new equipment offered for sale and related merchandise; (ii) an equipment service area; and (iii) equipment storage facilities. Each rental center is staffed by an average of approximately 15 employees, including a manager, an assistant manager, sales people, back office clerks, truck drivers, mechanics and yard personnel. The rental center employees' knowledge of the equipment enables them to recommend the best equipment for a customer's particular application. Each rental center manager is responsible for all aspects of the center's operation, including establishing rental rates, selecting equipment and determining employee compensation at such location.

Sales

  The Company offers rental equipment and related services primarily through its sales force, consisting of 54 sales managers who oversee 227 sales people. The sales force at each location is knowledgeable about all of the services and products provided at that location. Sales managers and representatives regularly call on contractors' job sites and industrial facilities in their sales territories, often assisting customers in planning for their equipment requirements. The Company also provides its sales force with extensive training, including frequent in-house training by supplier representatives, regarding the operating features and maintenance requirements of its equipment. Members of the Company's sales force generally earn commissions on all equipment rentals and sales that they generate.

Purchasing and Suppliers

  Management believes that, as a result of the Company's size, it is able to purchase equipment directly from manufacturers at favorable prices. The Company has developed strong relationships with many leading original equipment manufacturers, including JLG Industries, Inc., Genie Industries, Condor (a division of TIME Manufacturing Company), Strato-Lift, Terex Corp. (d/b/a Marklift), Manitex Crane, Broderson Crane, The Gradall Company, Sky Trak, Gehl Equipment, Tovel Mfg., Atlas-Copco Industrial Compressors, Inc., Mitsui Inc. (d/b/a Airman), Mustang Manufacturing, Inc., Thompson Pump & Manufacturing Co., Multiquip, Inc. and Komatsu Forklift USA, Inc., and operates as a distributor for certain lines of equipment in several of its markets.

The Company intends to acquire businesses that are distributors for other vendors, thus allowing the Company to purchase from additional sources. No single supplier accounted for more than 18.5% of the Company's total purchases. The Company believes it could readily replace any of its suppliers if necessary.

Competition

  The equipment rental industry is highly fragmented and competitive. Many of the markets in which the Company operates are served by numerous competitors, ranging from national and multi-regional companies such as Hertz Equipment Rental Corporation (an affiliate of Ford Motor Company), NationsRent, Inc., Neff Corp., Prime Services, Inc., Rental Service Corporation and United Rentals, Inc., to small, independent businesses with a limited number of locations. Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery, time and price. Geographic territories for competition are usually limited to 50 to 75 miles due to servicing requirements and transportation costs of the equipment. Certain specialized equipment renters, such as Industrial Hoist Services, compete on a larger regional or national basis. In general, management believes that national and multi-regional operators, such as the Company, enjoy substantial competitive advantages over small, independent rental businesses that cannot afford to maintain the comprehensive rental equipment fleet and high level of maintenance and service that the Company offers.

Employees

  At February 28, 1999, the Company had a total of 1,526 employees. 293 of the Company's employees are represented by unions, and management believes that its relationship with all of its employees is excellent. The Company is committed to, and has realized significant benefits from, its formal employee training programs. Management believes that this investment in training and safety awareness programs for employees is a competitive advantage that positions the Company to be responsive to customer needs.

Governmental and Environmental Regulation

  The Company's facilities are subject to various evolving federal, state and local environmental requirements, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances.

  In connection with its corporate acquisitions, the Company usually obtains environmental assessments from independent environmental consultants. These assessments generally consist of a site visit, historical record review, interviews with key personnel and preparation of a report. The purpose of the consultant's work is to identify potential environmental conditions or compliance issues associated with the subject property and operations. Based on these assessments, the Company believes that its operations have been and are operated in substantial compliance with environmental requirements and that it has no material liabilities arising under environmental requirements. Some risk of environmental liability is inherent in the nature of the Company's business, however, and the Company might in the future incur material costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental laws.

  The Company dispenses petroleum products from aboveground and underground storage tanks located at some locations that it operates. There can be no assurance that these tank systems have been or will at all times remain free from leaks or that the use of these tanks has not or will not result in spills or other releases. The Company does not believe that the presence or operation of these tanks will have a material adverse effect on the Company's operating results or financial position.

  The Company uses hazardous substances, such as solvents, to clean and maintain its rental equipment fleet and generates wastes, such as used motor oil, radiator fluid and solvents, that are stored on site and disposed of at off-site locations. Under various environmental laws, the Company could be liable for contamination at sites where hazardous substances used in its operations have been disposed of or otherwise released.

  The Company believes that its compliance with environmental laws has not had a material adverse effect on the Company's operating results, financial condition or competitive position to date.

ITEM 2. PROPERTIES

  At February 28, 1999, the Company operated 102 equipment rental locations in the following 24 states: Alabama (6), Arkansas (1), California (1), Florida
(2), Georgia (5), Illinois (1), Indiana (4), Kentucky (6), Louisiana (7), Maine (5), Massachusetts (4), Michigan (7), Mississippi (1), Missouri (1), Nevada (2), New Hampshire (2), New York (5), Pennsylvania (1), Rhode Island
(1), Tennessee (7), Texas (25), Vermont (1), Virginia (1) and Wisconsin (6). The Company's properties typically include an outside storage yard and a small building containing offices, a maintenance center and, in certain locations, a retail showroom. The Company owns 12 of its equipment rental locations and leases the other 90, as well as its approximately 1,400 square foot headquarters space in Evanston, Illinois. The net book value of owned facilities was approximately $4.4 million at December 31, 1998 and the average annual lease expense on each leased facility was approximately $49,000 in 1998. The Company's leases have terms expiring from 1999 to 2007, with the majority of its leases having renewal options. Management believes that none of the Company's leased facilities, individually, is material to the Company's operations and that all of these leases can be readily replaced at similar terms. The Company's interests in each of these properties secure borrowings under its credit facility.

ITEM 3. LEGAL PROCEEDINGS

  On December 15, 1998, NES Studio Equipment (a subsidiary of the Company) and one of its employees was served with a complaint filed in the Superior Court of the State of California in the County of Los Angeles. The complaint alleges unfair competition, unfair business practices, interference with prospective economic relations, breach of fiduciary duty, unjust enrichment, breach of written contract and breach of good faith and fair dealing arising out of the hiring of the employee from a competitor in August 1998 and seeks, among other things, compensatory damages and impressment of a constructive trust over the revenue derived from such activities. NES Studio Equipment (formerly Rebel Studio Rentals) was acquired by the Company in October 1998 for approximately $5.8 million. The Company is currently evaluating the proceedings and intends to vigorously defend itself. Based upon all information known to the Company at this time, the Company does not believe that the proceedings will have a material adverse effect on the Company's financial condition.

  From time to time, the Company has been and is involved in various other legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The ultimate legal and financial liability of the Company with respect to such proceedings cannot be estimated with certainty, but the Company believes, based on its examination of such matters, that none of such proceedings, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  As of March 15, 1999, there were 44 holders of record of the Common Stock. The Company has never paid any dividends on shares of its Common Stock. The payment of dividends is restricted under the terms of the Company's credit facility and indentures.

  Since the Initial Stock Offering on July 13, 1998, the Company's common stock has been traded on the New York Stock Exchange under the symbol "NSV." The table below sets forth the high and low sales price information for the Common Stock for each full quarterly period during fiscal 1998 after the Initial Stock Offering. Prior to the Initial Public Offering, there was no established public trading market in the Common Stock.

     Fiscal Quarter                            High                                         Low
     --------------                           ------                                       ------
     Fourth quarter, 1998                     $11.50                                       $4.125

Recent Sales of Unregistered Securities

  During fiscal 1998, the Company sold and issued the following unregistered securities:

    (1) In April 1998, the Company sold 210 shares of Class A Common Stock and 200 shares of Class B Common Stock to Joseph Y. Cormier for a cash purchase price of $210,000 and $40,000, respectively, in connection with the Company's acquisition of Cormier Equipment.

    (2) In July 1998, the Company issued a $3,750,000 principal amount Junior Subordinated Promissory Note to Michael A. Falconite in connection with the Company's acquisition of Falconite. Upon consummation of the Initial Public Offering, the note was mandatorily converted into 277,778 shares of Common Stock.

    (3) In September 1998, the Company issued a $15,000,000 principal amount Junior Subordinated Promissory Note to the former stockholders of Shaughnessy in connection with the Company's acquisition of Shaughnessy.

    (4) In December 1998, the Company issued $125,000,000 aggregate principal amount of 10% Senior Subordinated Notes due 2004, Series C to Salomon Smith Barney Inc. and First Union Capital Markets Corp., who immediately resold the notes to qualified institutional buyers in a transaction exempt from registration under Rule 144A.

  The above-described transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

  The Company was founded in June 1996 to acquire and integrate equipment rental companies. In 1997, the Company acquired Aerial Platforms, BAT Rentals, Equipco Rentals & Sales, Industrial Hoist Services, Lone Star Rentals and Sprintank in separate transactions. In 1998, the Company acquired Genpower, Eagle Scaffolding, Grand Hi-Reach, Work Safe Supply, Dragon Rentals, Cormier Equipment, Albany Ladder, Falconite, R&R Rentals, TSM, Shaughnessy and Rebel Studio Rentals. For selected financial data presentation purposes, these acquisitions are collectively referred to herein as the "Acquisitions." The following table presents selected financial data for the Company and certain significant Acquisitions and should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                 Operating Data
                                 (in thousands)

                                              Year Ended December 31,
                                     -------------------------------------------
                                      1994    1995     1996    1997(a)  1998(a)
                                     ------- ------- --------  -------- --------
Selected Acquisitions:
 BAT Rentals
 Total revenues....................  $10,932 $12,453 $ 13,140  $  3,802
 Operating income..................    2,099   1,973    2,877       757
 Income before income taxes and
  extraordinary item...............    1,944   1,899    2,801       710
 Genpower
 Total revenues....................  $ 6,000 $ 8,265 $  8,214  $ 12,101 $    --
 Operating income..................      165     431      501     2,625      --
 Income before income taxes and
  extraordinary item...............      161     388      390     2,535      --
 Cormier Equipment
 Total revenues....................  $11,836 $15,639 $ 16,008  $ 15,627 $  2,927
 Operating income..................    1,460   2,423    2,099     1,850      420
 Income before income taxes and
  extraordinary item...............    1,509   2,283    1,997     1,562      330
 Albany Ladder
 Total revenues....................  $26,853 $27,649 $ 27,811  $ 34,204 $  8,598
 Operating income..................    3,019   2,399    1,962     3,139      195
 Income before income taxes and
  extraordinary item...............    3,155   1,922    1,305     2,410       37
 Falconite
 Total revenues....................  $23,249 $35,661 $ 48,086  $ 63,646 $ 39,428
 Operating income..................   10,229  11,306   12,075    11,959    6,753
 Income before income taxes and
  extraordinary item...............    5,855   3,772    3,917     1,958    1,780
 Shaughnessy
 Total revenues....................  $25,001 $26,815 $ 26,924  $ 31,261 $ 22,360
 Operating income..................    6,560   1,555    7,844     7,917    5,359
 Income before income taxes and
  extraordinary item...............    6,842   1,639    7,964     8,079    5,402
The Company:
 Total revenues....................                  $    --   $ 41,288 $225,248
 Operating income (loss)...........                      (336)    6,187   49,937
 Income (loss) before income taxes
  and extraordinary item...........                      (332)    1,923   23,581

                               Balance Sheet Data
                                 (in thousands)

                                                  At December 31,
                                     -------------------------------------------
                                      1994    1995     1996      1997     1998
                                     ------- ------- --------  -------- --------
Selected Acquisitions:
 BAT Rentals
 Rental equipment, net.............  $ 3,499 $ 4,434 $  5,779
 Total assets......................    9,212  10,111   11,504
 Total debt........................    2,659   3,191    3,302
 Genpower
 Rental equipment, net.............  $   778 $   943 $  1,208  $  1,920
 Total assets......................    2,196   3,084    3,136     4,810
 Total debt........................    1,118   1,167    2,020     1,009
 Cormier Equipment
 Rental equipment, net.............  $ 3,018 $ 4,010 $  5,146  $  4,865
 Total assets......................    7,049   8,165    9,188    10,102
 Total debt........................    2,644   2,206    2,603     4,298
 Albany Ladder
 Rental equipment, net.............  $ 9,237 $11,886 $ 12,945  $ 15,116
 Total assets......................   17,909  21,860   23,643    27,202
 Total debt........................    7,749  10,994   10,795    12,270
 Falconite
 Rental equipment, net.............  $40,937 $64,153 $ 81,583  $107,721
 Total assets......................   27,431  43,537  117,458   148,068
 Total debt........................   30,538  52,574   60,619   100,200
 Shaughnessy
 Rental equipment, net.............  $14,727 $17,364 $ 19,004  $ 21,279
 Total assets......................   34,127  34,246   33,745    36,098
 Total debt........................      --      --     1,500       136
The Company:
 Rental equipment, net.............                  $    --   $ 46,801 $378,254
 Intangible assets, net............                       --     27,937  218,959
 Total assets......................                       216   131,137  720,483
 Total debt........................                       --     98,782  513,836
 Total stockholders' equity........                       106    26,473  136,866

--------
(a) With respect to the Selected Acquisitions, only includes results prior to acquisition by the Company. With respect to the Company, represents actual results, only including results for the Selected Acquisitions after acquisition by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's results of operations, and the Company's financial condition and liquidity should be read in conjunction with Item 6. "Selected Financial Data" and the Financial Statements and notes thereto included elsewhere herein. Unless otherwise specified, all amounts herein are in thousands.

General

  NES was founded in June 1996 to acquire and integrate businesses that specialize in the rental of specialty and general equipment to industrial and construction end-users. Since January 1997, the Company has acquired 21 businesses (the "Acquired Businesses") in separate transactions. The following discussion of the Company's pro forma results of operations is presented as if the following transactions occurred on the first day of the related period:
(i) the 18 acquisitions completed in 1997 and 1998 and the related financings,
(ii) the Initial Stock Offering, (iii) the Company's offerings of 10% Senior Subordinated Notes due 2004 in November 1997 and the Series B Notes in exchange therefor in October 1998, (iv) the Series C Notes Offerings, (v) the issuance of an 8% convertible junior subordinated promissory note and (vi) certain borrowings under the credit facility. Management believes that the Acquired Businesses and others that the Company will acquire will benefit from increased access to capital, the support of experienced and professional senior management, centrally coordinated purchasing and an increased emphasis on financial management. Therefore, the Company's pro forma results discussed below do not necessarily represent the results of the Company had each of the Acquired Businesses been operated by the Company during those periods.

  The Company derives its revenues from four sources: (i) rental of equipment;
(ii) rental equipment sales; (iii) new equipment sales; and (iv) the sale of complementary parts and services. The Company's primary source of revenue is the rental of equipment to industrial and construction end-users. The growth of rental revenues is dependent on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenues generated from the sale of used rental equipment are impacted by price, general economic conditions and the fleet maintenance programs conducted by the Company. Sales of new equipment are impacted by price and general economic conditions. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volumes.

  Cost of revenues consists primarily of rental equipment depreciation, the cost of new equipment, the net book value of rental equipment sold and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, the Company utilizes a range of periods over which it depreciates its equipment on a straight line basis. On average, the Company depreciates its equipment over an estimated useful life of seven years with no residual value.

  The following table sets forth, for the periods indicated, information derived from the historical consolidated statements of operations of the Company expressed as a percentage of total revenues.

                                               Year Ended          Year Ended
                                           December 31, 1997   December 31, 1998
                                           ------------------- -------------------
                                                   (Unaudited)         (Unaudited)
                                           Actual   Pro Forma  Actual   Pro Forma
                                           ------  ----------- ------  -----------
Rental revenues..........................   63.9%      67.0%    73.7%      74.3%
Rental equipment sales...................   10.2        9.4      5.9        5.7
New equipment sales and other............   25.9       23.6     20.4       20.0
                                           -----      -----    -----      -----
Total revenues...........................  100.0      100.0    100.0      100.0
                                           -----      -----    -----      -----
Cost of revenues.........................   62.3       59.0     54.4       55.5
                                           -----      -----    -----      -----
Gross profit.............................   37.7       41.0     45.6       44.5
                                           -----      -----    -----      -----
Selling, general and administrative
 expenses................................   19.2       18.5     20.0       20.0
Non-rental depreciation and amortization.    3.6        4.6      3.5        4.0
                                           -----      -----    -----      -----
Operating income.........................   14.9       17.9     22.1       20.5
                                           -----      -----    -----      -----
Other income (expense), net..............    0.2        0.2      0.2        0.1
Interest expense, net....................   10.5       16.5     11.9       13.5
                                           -----      -----    -----      -----
Income before income taxes...............    4.6        1.6     10.4        7.1
Income tax expense.......................    1.9        0.7      4.4        2.8
                                           -----      -----    -----      -----
Income before extraordinary item.........    2.7        0.9      6.0        4.3
Extraordinary item.......................    --         --       0.6        --
                                           -----      -----    -----      -----
Net income...............................    2.7%       0.9%     5.4%       4.3%
                                           =====      =====    =====      =====

Historical Results of Operations

  The Company's historical Financial Statements included herein cover the period from inception on June 4, 1996 through December 31, 1996 and the years ended December 31, 1997 and 1998. The Company believes that comparison of its historical results for such periods are not meaningful given the fact that (i) the Company did not complete its first acquisition until January 1997, (ii) the Company completed five additional acquisitions at different times in 1997 and (iii) the Company completed twelve additional acquisitions at different times in 1998.

  During 1996, the Company's operations consisted only of corporate office expenses. Selling, general and administrative expenses and non-rental depreciation expense totaled $333 and $3, respectively, resulting in an operating loss of $336. The Company reported $4 of interest income and a $137 income tax benefit. The Company's net loss for the year ended 1996 approximated $195.

Year Ended December 31, 1998 as Compared to Year Ended December 31, 1997.

  Revenues. Total revenues increased from $41,288 in 1997 to $225,248 in 1998. Rental revenues increased from $26,398 to $225,248. The increases were primarily the result of the acquisition of 12 additional businesses in 1998 as well as the inclusion in 1998 of a full year's results for the businesses acquired during 1997.

  Gross Profit. Gross profit increased from $15,573 in 1997 to $102,793 in 1998. Gross margin increased from 37.7% to 45.6%. This margin improvement was primarily the result of increased higher margin rental revenues as a percentage of total revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7,910 in 1997 to $45,001 in 1998. As a percentage of total revenues, selling, general and administrative expenses increased from 19.2% to 20.0%.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased from $1,476 in 1997 to $7,855 in 1998 due to the acquisition of 12 additional businesses in 1998 and the inclusion in 1998 of a full year's results for the businesses acquired during 1997.

  Operating Income. As a result of the foregoing, operating income increased from $6,187 in 1997 to $49,937, or 22.1% of total revenues, in 1998.

  Interest Expense, Net. Interest expense, net increased from $4,336 in 1997 to $26,745 in 1998. This increase was due to higher average debt levels during 1998 resulting from the increased financing required for the acquisition of 12 additional businesses.

  Income Tax Expense. Income tax increased from $818 in 1997 to $9,904 in 1998. The Company's effective tax rate declined from 43% in 1997 to 42% in 1998 due to the acquisition of companies with effective tax rates closer to the U.S. statutory tax rate than the Company's tax rate.

Pro Forma Results of Operations

Pro Forma Year Ended December 31, 1998 as Compared to Pro Forma Year Ended December 31, 1997.

  Revenues. Total revenues increased 16.1%, or $43,634, from $270,523 in 1997 to $314,157 in 1998. Rental revenue growth accounted for $52,158 or 120% of the increase, partially offset by a decline in rental equipment sales of $7,559. Portions of the rental revenue growth were attributable to increased investment in rental equipment and strong demand for storage tanks at Sprintank and general equipment at Albany Ladder and Falconite. Revenues from new equipment sales and other decreased $965 or 1.5%.

  Gross Profit. Gross increased from $110,831 in 1997 to $139,827 in 1998. Gross margin increased from 41.0% to 44.5%. This margin improvement was primarily the result of increased higher margin rental revenues as a percentage of total revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $50,167 in 1997 to $62,727 in 1998, primarily reflecting costs incurred to support the growth in the Company's businesses. As a percentage of total revenues, these costs increased from 18.5% to 20.0%.

  Non-Rental Depreciation and Amortization. Non-rental depreciation and amortization increased from $12,429 in 1997 to $12,586 in 1998. As a percentage of total revenues, non-rental depreciation and amortization decreased from 4.6% to 4.0%.

  Operating Income. As a result of the foregoing, operating income increased 33.7% from $48,235 or 18.5% of total revenues in 1997 to $64,514 or 20.0% of total revenues in 1998.

  Interest Expense, Net. Interest expense, net was $42,438 in both 1997 and 1998.

  Income Tax Expense. Income tax expense was $2,498 in 1997 and $8,919 in
1998.

Liquidity and Capital Resources--The Company

  The Company's primary capital requirements are for the purchase of new rental equipment fleet and for acquisitions. The Company's other capital expenditures consist of the purchase of vehicles used for delivery and maintenance and property, plant and equipment. The Company purchases rental fleet throughout the year to replace equipment which has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $15,300 and $157,500 in 1997 and 1998, respectively. The Company's expenditures for rental fleet are expected to be approximately $120,000 in 1999.

  For the years ended December 31, 1997 and 1998, the Company's net cash provided by operations was $7,378 and $32,709, respectively. For the years ended December 31, 1997 and 1998, the Company's net cash used in investing activities was $81,497 and $548,003, respectively. For the years ended December 31, 1997 and 1998, the Company's net cash provided by financing activities was $109,789 and $479,956, respectively. Net cash provided by financing activities consists of equity capital provided by Golder, Thoma, Cressey, Rauner Fund V, L.P. and members of management, net borrowings under the Company's credit facility and indebtedness under the indentures relating to the Series B Notes and the Series C Notes.

  In July 1998, the Company entered into its credit facility, which provides for a term facility to the Company of $100,000 of term loans and a revolving credit facility to the Company for up to $300,000 of revolving loans, subject to availability based on certain financial tests including a borrowing base, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. As of December 31, 1998, $271,794 was outstanding under the credit facility.

  The Company believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy, including acquisitions. Over the long-term, the Company will need additional financing to continue its acquisition strategy.

Year 2000 Issue

  As a part of the Company's strategic information system plan, management selected one information system to serve as the common system platform for all operating units. This common system platform is Year 2000 compliant. During 1998, in accordance with its plan, the Company migrated several of the Company's operating units successfully to this new system. The Company expects to complete the migration of the remainder of its operating units to the common system platform by June 1999. The Company has invested approximately $850 to date relating to this migration, and management estimates that the Company will invest an additional $800 in the future to complete the conversion of its remaining operating units to this common platform. Substantially all costs associated with this migration will be capitalized. As a result of this conversion, all operating units, transactions processing and operating systems will be Year 2000 compliant.

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

Recently Issued Accounting Pronouncements

 Derivative instruments and hedging activities

  SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations upon adoption. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management's current judgement on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by the Company or expressed in the Company's forward-looking statements. These factors include, without limitation, the Company's ability to successfully integrate acquired businesses; changes in market price or market demand; loss of business from customers; unanticipated expenses; changes in financial markets; and the other factors discussed in the Company's filings with the Securities and Exchange Commission (the "SEC").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's credit facility provides the Company with a $100 million term loan and permits the Company to borrow up to an additional $300 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at either a specified base rate plus the applicable borrowing margin or at LIBOR plus the applicable borrowing margin. At March 15, 1999, the Company had total borrowings under the credit facility and the term loan of $259 million, $109 million of which were subject to interest rate risk. Each 1.0% increase in interest rates on the unhedged variable rate debt would impact pretax earnings by approximately $1.1 million.

  The Company uses interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The interest rate swap fixes the interest rate at 4.51% on $150 million of variable rate debt through October 23, 2000. The fair value of this swap approximates $1.4 million at December 31, 1998. The interest differential is paid or received on a monthly basis and recognized currently as a component of interest expense. The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the attached Consolidated Financial Statements (pages F-1 through F-16).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth certain information as of February 28, 1999 with respect to the directors and executive officers of the Company.

            Name             Age                    Positions
---------------------------- --- -----------------------------------------------
Kevin Rodgers...............  48 Chief Executive Officer, President and Director
Dennis O'Connor.............  49 Chief Financial Officer
James O'Neil................  54 Chief Operating Officer
Paul Ingersoll..............  33 Senior Vice President and Secretary
Carl Thoma..................  50 Chairman of the Board
William Kessinger...........  32 Director
John Grove..................  79 Director
Ronald St. Clair............  61 Director

  Kevin Rodgers. Mr. Rodgers has been President, Chief Executive Officer and a director of the Company since he founded the Company with Golder, Thoma, Cressey, Rauner Fund V, L.P. in June 1996. Prior thereto, Mr. Rodgers served as Chief Executive Officer of Brambles Equipment Services, Inc. and Brambles Records Management, Inc. from 1991 to June 1996. From 1991 to 1996, Mr. Rodgers also held the position of Executive Director of Brambles USA, a subsidiary of Brambles Industries Limited, an Australian public company with worldwide revenues of over US $2.5 billion. From 1979 to 1990, Mr. Rodgers held several positions at Morgan Equipment Company, a privately held heavy equipment dealership with worldwide sales of approximately $300 million, including Chief Executive Officer of Morgan Equipment's Australian operations from 1986 to 1990.

  Dennis O'Connor. Mr. O'Connor has been Chief Financial Officer of the Company since August 1996. Prior thereto, Mr. O'Connor served as Chief Financial Officer of Brambles Equipment Services, Inc. from November 1991 to August 1996, where Mr. O'Connor directed the financial and administrative functions for its seven operating divisions and assisted in operations management. From May 1986 to May 1990, Mr. O'Connor held various positions at Morgan Equipment Company, including Chief Financial Officer and General Manager.

  James O'Neil. Mr. O'Neil has been Chief Operating Officer of the Company since September 1998. Prior thereto, Mr. O'Neil served as President of the Company's Sprintank division from the date of the Company's acquisition of Sprintank in July 1997 to September 1998 and had also served as President of Sprintank from January 1996 to the date of such acquisition. From November 1992 to December 1995, Mr. O'Neil served as President and Chief Operating Officer of Encycle/Texas, Inc., a metal concentrate and waste recycling company. Previously, Mr. O'Neil held various senior executive management positions with Laidlaw Environmental Services, Inc. and Tricil Environmental Response, Inc.

  Paul Ingersoll. Mr. Ingersoll has been Senior Vice President of the Company since February 1999 and Secretary of the Company since June 1996. From June 1996 to February 1999, Mr. Ingersoll also served as Vice President of Corporate Development of the Company. Prior thereto, Mr. Ingersoll served as Assistant to the Executive Director of Brambles USA from March 1992 to May 1996 and as Financial Analyst from November 1989 to March 1992. During his tenure at Brambles, Mr. Ingersoll closed 19 acquisitions related to equipment services and records management.

  Carl Thoma. Mr. Thoma is Chairman of the Board of the Company and has served as a director of the Company since its founding in June 1996. Mr. Thoma is the Managing Partner of Thoma Cressey Equity Partners, a private equity investment company in Chicago, Illinois, Denver, Colorado and San Francisco,

California formed in December 1997 as a successor to Golder, Thoma, Cressey, Rauner, Inc. He also co-founded and has been a Managing Director of Golder, Thoma, Cressey, Rauner, Inc., the general partner of Golder, Thoma, Cressey, Rauner Fund V, L.P. and its predecessor funds, in Chicago, Illinois since 1980. Mr. Thoma is also a director of Global Imaging, Inc., Outsource Partners, Inc. and Paging Network, Inc.

  William Kessinger. Mr. Kessinger has served as a director of the Company since its founding in June 1996. Mr. Kessinger is a Principal of GTCR Golder Rauner, LLC, a private equity investment company in Chicago, Illinois formed in January 1998 as a successor to Golder, Thoma, Cressey, Rauner, Inc. Mr. Kessinger joined Golder, Thoma, Cressey, Rauner, Inc. in May 1995 and has been a Principal since September 1997. Prior thereto, Mr. Kessinger was a Principal with The Parthenon Group from July 1994 to May 1995. From August 1992 to June 1994, Mr. Kessinger attended Harvard Business School and received his MBA. Prior to that time, Mr. Kessinger served as an Associate with Prudential Asset Management Asia from August 1988 to June 1992. Mr. Kessinger is also a director of Answerthink Consulting Group, Inc., Excaliber, Inc., Global Imaging, Inc., National Computer Print, Inc. and Users, Inc.

  John Grove. Mr. Grove has served as a director of the Company since May 1998. Mr. Grove co-founded JLG Industries, Inc., a manufacturer of hydraulically-operated machinery specializing in aerial work platforms, in 1969 and served as Chairman and Chief Executive Officer until his retirement in 1993. Prior to 1969, Mr. Grove co-founded Grove Manufacturing Co. and developed the modern hydraulic crane. Mr. Grove is also a director of Falling Spring Corp., Truckcraft Corporation and Sentry Trust, Inc.

  Ronald St. Clair. Mr. St. Clair has served as a director of the Company since October 1997. Mr. St. Clair founded High Reach Equipment, an aerial platform rental company headquartered in Baton Rouge, Louisiana. In 1993, Mr. St. Clair sold High Reach Equipment to Brambles Equipment Services, Inc. In 1994, Mr. St. Clair retired from High Reach Equipment.

  The Company's Board of Directors (the "Board of Directors" or the "Board") currently consists of five directors, who are divided into three classes, with terms expiring at the Company's annual meetings of stockholders in 1999, 2000 and 2001. Mr. St. Clair's term will expire at the 1999 annual meeting. Mr. Rodgers' and Mr. Kessinger's terms will expire at the 2000 annual meeting. Mr. Thoma's and Mr. Grove's terms will expire at the 2001 annual meeting. Each director is elected to serve for the remaining term of any vacancy filled by the director or until the third succeeding annual meeting of stockholders (if elected at an annual meeting of stockholders) or until a successor is duly elected. The Board has the power to appoint the officers of the Company. Each officer will hold office for such term as may be prescribed by the Board and until such person's successor is chosen and qualified or until such person's death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the SEC. Certain officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that each of its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them during fiscal 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The compensation of executive officers of the Company will be determined by the Board of Directors of the Company. The following table sets forth information regarding the compensation paid or accrued by the Company to the Chief Executive Officer and each of the Company's other executive officers (the "Named Executive Officers") for services rendered to the Company in all capacities during fiscal years 1998, 1997 and 1996.

                          Summary Compensation Table

                                Annual Compensation                Long-Term Compensation
                         ------------------------------------- ---------------------------------
                                                                       Awards            Payouts
                                                               -----------------------   -------
                                                                           Securities
                                                  Other Annual Restricted  Underlying     LTIP    All Other
        Name and              Salary       Bonus  Compensation   Stock    Options/SARs   Payouts Compensation
   Principal Position    Year   ($)         ($)       ($)      Awards ($)     ($)          ($)       ($)
------------------------ ---- -------     ------- ------------ ---------- ------------   ------- ------------
Kevin Rodgers(1)........ 1998 250,000     150,000     --          --            --         --        8,216(2)
 President, Chief        1997 225,000     112,500     --          --            --         --       10,125(3)
 Executive Officer       1996 131,250(4)      --      --          --            --         --          --
 and Director
James O'Neil(5)......... 1998 146,667      79,235     --          --        100,000(6)     --        8,216(7)
 Chief Operating         1997  55,684       7,500     --          --            --         --        1,675(8)
 Officer                 1996     --          --      --          --            --         --          --
Dennis O'Connor(9)...... 1998 159,261      82,500     --          --         40,000(10)    --        7,358(11)
 Chief Financial         1997 125,000      62,500     --          --            --         --        4,545(12)
 Officer                 1996  44,015(13)     --      --          --            --         --       30,741(14)
Paul Ingersoll(15)...... 1998 113,507      62,500     --          --         40,000(16)    --        6,192(17)
 Senior Vice             1997  80,000      40,000     --          --            --         --        3,200(18)
 President and Secretary 1996  52,464(19)     --      --          --            --         --          --

--------
(1) Mr. Rodgers became an employee of the Company effective June 4, 1996.

(2) The amount shown includes $4,000 of Company 401(k) matching contributions under the Savings Plan (as defined), a $4,000 profit sharing contribution under the Savings Plan and a $216 life insurance policy premium payment.

(3) The amount shown includes $4,500 of Company 401(k) matching contributions under the Savings Plan and a $5,625 profit sharing contribution under the Savings Plan.

(4) The amount shown includes $43,750 of accrued salary paid in 1997 pursuant to Mr. Rodgers' employment agreement upon the Company's acquisition of equipment rental businesses meeting certain financial criteria.

(5) Mr. O'Neil became an employee of the Company effective July 1, 1997 and became an executive officer of the Company effective September 10, 1998.

(6) Options become exercisable in equal daily installments over the five year period ending July 13, 2003, and were granted pursuant to the Incentive Plan.

(7) The amount shown includes $4,000 of Company 401(k) matching contributions under the Savings Plan, a $4,000 profit sharing contribution under the Savings Plan and a $216 life insurance policy premium payment.

(8) The amount shown includes $838 of Company 401(k) matching contributions under the Savings Plan and an $837 profit sharing contribution under the Savings Plan.

(9) Mr. O'Connor became an employee of the Company effective August 19, 1996.

(10) Options become exercisable in equal daily installments over the five year period ending July 13, 2003, and were granted pursuant to the Incentive Plan.

(11) The amount shown includes $3,571 of Company 401(k) matching contributions under the Savings Plan, a $3,571 profit sharing contribution under the Savings Plan and a $216 life insurance policy premium payment.

(12) The amount shown includes $2,045 of Company 401(k) matching contributions under the Savings Plan and a $2,500 profit sharing contribution under the Savings Plan.

(13) The amount shown includes $10,909 of accrued salary paid in 1997 pursuant to Mr. O'Connor's employment agreement upon the Company's acquisition of equipment rental businesses meeting certain financial criteria.

(14) The amount shown represents reimbursement for relocation and moving expenses.

(15) Mr. Ingersoll became an employee of the Company effective June 4, 1996.

(16) Options become exercisable in equal daily installments over the five year period ending July 13, 2003, and were granted pursuant to the Incentive Plan.

(17) The amount shown includes $2,988 of Company 401(k) matching contributions under the Savings Plan, a $2,988 profit sharing contribution under the Savings Plan and a $216 life insurance policy premium payment.

(18) The amount shown includes $1,600 of Company 401(k) matching contributions under the Savings Plan and a $1,600 profit sharing contribution under the Savings Plan.

(19) The amount shown includes $13,116 of accrued salary paid in 1997 pursuant to Mr. Ingersoll's employment agreement upon the Company's acquisition of equipment rental businesses meeting certain financial criteria. In addition, the amount shown includes $5,797 of salary paid by the Company for work Mr. Ingersoll performed for Golder, Thoma, Cressey, Rauner, Inc. prior to June 4, 1996 to prepare for the organization and formation of the Company.

  The following tables set forth, for the Named Executive Officers, information regarding stock options granted or exercised during, or held at the end of, fiscal 1998.

                     Option/SAR Grants in Last Fiscal Year

                                                                          Potential
                                                                     Realizable Value at
                                                                       Assumed Annual
                                                                       Rates of Stock
                                                                     Price Appreciation
                                      Individual Grants                for Option Term
                         ------------------------------------------- -------------------
                          Number of   % of Total
                          Securities   Options
                          Underlying  Granted to
                         Options/SARs Employees  Exercise
                           Granted    in Fiscal   Price   Expiration    5%
Name                        (#)(1)       Year     ($/Sh)     Date     ($)(2)  10% ($)(2)
----                     ------------ ---------- -------- ---------- -------- ----------
Kevin Rodgers...........       --         --         --        --         --         --
James O'Neil............   100,000       10.7%    $13.50   7/13/08   $849,008 $2,151,552
Dennis O'Connor.........    40,000        4.3%     13.50   7/13/08    339,603    860,621
Paul Ingersoll..........    40,000        4.3%     13.50   7/13/08    339,603    860,621

--------
(1) Options to acquire these shares become exercisable in equal daily installments over the five year period ending July 13, 2003, and were granted pursuant to the Incentive Plan. In order to prevent dilution or enlargement of rights under the options, in the event of a reorganization, recapitalization, stock split, stock dividend, combinations of shares, merger, consolidation, distribution of assets or other change in the corporate structure of shares of the Company, the type and number of shares available upon exercise and the exercise price will be adjusted accordingly.
(2) Amounts reflect assumed rates of appreciation from the fair market value on the date of grant as set forth in the SEC's executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future performance of the Common Stock and overall stock market conditions. No assurance can be made that the amounts reflected in these columns will be achieved.

    Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
                               Option/SAR Values

                                                   Number of Securities
                                                  Underlying Unexercised     Value of Unexercised
                             Shares      Value    Options/SARs at Fiscal   In-the-Money Options/SARs
                            Acquired    Realized       Year End (#)         at Fiscal Year End ($)
Name                     on Exercise(1)  ($)(1)  Exercisable/Unexercisable Exercisable/Unexercisable
----                     -------------- -------- ------------------------- -------------------------
Kevin Rodgers...........      --          --                 --                       --
                                                             --                       --
James O'Neil............      --          --               9,425                      $ 0
                                                          90,575                        0
Dennis O'Connor.........      --          --               3,770                        0
                                                          36,230                        0
Paul Ingersoll..........      --          --               3,770                        0
                                                          36,230                        0

--------
(1) As of the end of the fiscal year, none of the options held by the Named Executive Officers had been exercised.

Management Employment Agreements

  Kevin Rodgers. Mr. Rodgers is party to a senior management agreement with the Company dated as of June 4, 1996, as amended. Under the agreement, Mr. Rodgers will receive an annual base salary of $250,000, which amount shall be reviewed (but not reduced) annually by the Board in its sole discretion. Mr. Rodgers' current annual base salary is $350,000. Mr. Rodgers will be eligible for a bonus of up to 50% of his base salary, which the Board anticipates awarding if Mr. Rodgers meets or exceeds annual operational and financial objectives agreed to by the Board and Mr. Rodgers. If the Company has not met or exceeded its financial or operational objectives, the Board in its discretion may award Mr. Rodgers a bonus of less than 50% of his base salary. Mr. Rodgers will also be entitled to all other benefits as are approved by the Board and made available to the Company's senior management.

  Under the agreement, Mr. Rodgers purchased 96 shares of Class B Common Stock at a price of $10 per share. In addition, under the agreement, Mr. Rodgers agreed to purchase (upon consummation of certain additional investments by Golder, Thoma, Cressey, Rauner Fund V, L.P. in the Company) up to an additional 7,904 shares of Class B Common Stock at a price of $10 per share; provided that Mr. Rodgers was entitled to purchase all or any portion of such shares at a price of $10 per share at such earlier time as Mr. Rodgers determined. Mr. Rodgers purchased all 7,904 of such additional shares in January 1997. All shares of Class B Common Stock owned by Mr. Rodgers will vest over a five-year period beginning March 1997. In connection with and immediately prior to the consummation of the Initial Stock Offering each share of Class B Common Stock owned by Mr. Rodgers was converted into Common Stock. Upon completion of the Initial Stock Offering, the portions of the agreement which restrict the transfer of the Company's securities were terminated.

  Mr. Rodgers' employment with the Company will continue until terminated by the resignation, death or disability of Mr. Rodgers or by the Board in its good faith judgment that termination of Mr. Rodgers' employment is in the best interests of the Company. In the event Mr. Rodgers' employment is terminated
(i) by the Company without cause, (ii) by Mr. Rodgers with good reason or
(iii) as a result of Mr. Rodgers' death or disability, until the end of the six-month period commencing on the date of his termination, the Company shall pay to Mr. Rodgers (or his estate) his annual base salary and allow Mr. Rodgers to continue to participate in all of the Company's medical, disability and life insurance plans to the extent permitted by the Company's insurance carriers at a cost not materially in excess of the Company's cost for such insurance immediately prior to the date of termination. In addition, the Company shall have the option to extend the severance period to the second anniversary of the date of termination, during which period the Company shall pay to Mr. Rodgers (or his estate) his annual base salary and allow Mr. Rodgers to continue to participate in all of the Company's medical, disability and life insurance plans to the extent permitted by the Company's insurance carriers at a cost not materially in excess of the Company's cost for such insurance immediately prior to the date of termination. Mr. Rodgers has agreed not to compete with the Company during the term of his employment and for six months thereafter and during the extended period (if any) and has agreed not to solicit any employees or customers of the Company during the two years following the date of termination of his employment.

  Dennis O'Connor. Mr. O'Connor is party to a senior management agreement with the Company dated as of December 31, 1996, as amended. Under the agreement, Mr. O'Connor will receive an annual base salary of $165,000, which amount shall be reviewed (but not reduced) annually by the Company's Chief Executive Officer with the approval of the Board in its sole discretion. Mr. O'Connor's current annual base salary is $225,000. Mr. O'Connor will also be entitled to all other benefits as are approved by the Board and made available to the Company's senior management.

  Under the agreement, Mr. O'Connor purchased 24 shares of Class B Common Stock at a price of $10 per share. In addition, under the agreement, Mr. O'Connor agreed to purchase (upon consummation of certain additional investments by Golder, Thoma, Cressey, Rauner Fund V, L.P. in the Company) up to an additional 1,976 shares of Class B Common Stock at a price of $10 per share; provided that Mr. O'Connor was entitled to purchase all or any portion of such shares at a price of $10 per share at such earlier time or times as Mr. O'Connor determined. Mr. O'Connor purchased all 1,976 of such additional shares in January 1997. All shares of Class B Common Stock owned by Mr. O'Connor will vest over a five-year period beginning March 1997. In connection with and immediately prior to the consummation of the Initial Stock Offering, each share of Class B Common Stock owned by Mr. O'Connor was converted into Common Stock. Upon completion of the Initial Stock Offering, the portions of the agreement which restrict the transfer of the Company's securities were terminated.

  Mr. O'Connor's employment with the Company will continue until terminated by the resignation, death or disability of Mr. O'Connor or by the Board in its good faith judgment that termination of Mr. O'Connor's employment is in the best interests of the Company. In the event Mr. O'Connor's employment is terminated (i) by the Company without cause, (ii) by Mr. O'Connor with good reason or (iii) as a result of Mr. O'Connor's death or disability, until the end of the six-month period commencing on the date of his termination, the Company shall pay to Mr. O'Connor (or his estate) his annual base salary and allow Mr. O'Connor to continue to participate in all of the Company's medical, disability and life insurance plans to the extent permitted by the Company's insurance carriers at a cost not materially in excess of the Company's cost for such insurance immediately prior to the date of termination. In addition, the Company shall have the option to extend the severance period to the second anniversary of the date of termination, during which period the Company shall pay to Mr. O'Connor (or his estate) his annual base salary and allow Mr. O'Connor to continue to participate in all of the Company's medical, disability and life insurance plans to the extent permitted by the Company's insurance carriers at a cost not materially in excess of the Company's cost for such insurance immediately prior to the date of termination. Mr. O'Connor has agreed not to compete with the Company during the term of his employment and for six months thereafter and during the extended period (if any) and has agreed not to solicit any employees or customers of the Company during the two years following the date of termination of his employment.

  James O'Neil. Mr. O'Neil is party to an employment agreement with the Company dated as of September 12, 1998. Under the agreement, Mr. O'Neil will receive an annual base salary of $200,000, which amount shall be reviewed annually. Mr. O'Neil will be eligible for a bonus of up to 50% of his base salary, based on certain annual performance targets. For the first year of the agreement, Mr. O'Neil is guaranteed a bonus of $100,000. Mr. O'Neil will also be entitled to the same health, profit sharing and retirement benefits as other similarly-situated employees. In connection with his relocation to Chicago, Illinois, Mr. O'Neil is entitled to temporary living expenses, commuting expenses and moving expenses. Mr. O'Neil also received options to purchase 80,000 shares of Common Stock at the Initial Stock Offering price of $13.50 per share under the Incentive Plan. The options vest over a period of five years and are exercisable for a period of ten years.

  Each of the Company and Mr. O'Neil may terminate the agreement at any time. If the Company terminates the agreement, the Company will pay to Mr. O'Neil severance equal to 18 months of his then current base pay. In addition, upon certain changes of control, Mr. O'Neil may be entitled to a payment equal to $250,000 if he does not remain employed with the Company following the change of control.

  Paul Ingersoll. Mr. Ingersoll is party to a senior management agreement with the Company dated as of June 4, 1996, as amended. Under the agreement, Mr. Ingersoll will receive an annual base salary of $120,000, which amount shall be reviewed (but not reduced) annually by the Company's Chief Executive Officer with the approval of the Board in its sole discretion. Mr. Ingersoll's current annual base salary is $175,000. Mr. Ingersoll will also be entitled to all other benefits as are approved by the Board and made available to the Company's senior management.

  Under the agreement, Mr. Ingersoll purchased 12 shares of Class B Common Stock at a price of $10 per share. In addition, under the agreement, Mr. Ingersoll agreed to purchase (upon consummation of certain additional investments by Golder, Thoma, Cressey, Rauner Fund V, L.P. in the Company) up to an additional 988 shares of Class B Common Stock at a price of $10 per share; provided that Mr. Ingersoll was entitled to purchase all or any portion of such shares at a price of $10 per share at such earlier time or times as Mr. Ingersoll determined. Mr. Ingersoll purchased all 988 of such additional shares in January 1997. All shares of Class B Common Stock owned by Mr. Ingersoll will vest over a five-year period beginning March 1997. In connection with and immediately prior to the consummation of the Initial Stock Offering, each share of Class B Common Stock owned by Mr. Ingersoll was converted into Common Stock. Upon completion of the Initial Stock Offering, the portions of the agreement which restrict the transfer of the Company's securities were terminated.

  Mr. Ingersoll's employment with the Company will continue until terminated by the resignation, death or disability of Mr. Ingersoll or by the Board in its good faith judgment that termination of Mr. Ingersoll's employment is in the best interests of the Company. In the event Mr. Ingersoll's employment is terminated (i) by the Company without cause, (ii) by Mr. Ingersoll with good reason or (iii) as a result of Mr. Ingersoll's death or disability, until the end of the six-month period commencing on the date of his termination, the Company shall pay to Mr. Ingersoll (or his estate) his annual base salary and allow Mr. Ingersoll to continue to participate in all of the Company's medical, disability and life insurance plans to the extent permitted by the Company's insurance carriers at a cost not materially in excess of the Company's cost for such insurance immediately prior to the date of termination. In addition, the Company shall have the option to extend the severance period to the second anniversary of the date of termination, during which period the Company shall pay to Mr. Ingersoll (or his estate) his annual base salary and allow Mr. Ingersoll to continue to participate in all of the Company's medical, disability and life insurance plans to the extent permitted by the Company's insurance carriers at a cost not materially in excess of the Company's cost for such insurance immediately prior to the date of termination. Mr. Ingersoll has agreed not to compete with the Company during the term of his employment and for six months thereafter and during the extended period (if any) and has agreed not to solicit any employees or customers of the Company during the two years following the date of termination of his employment.

Compensation of Directors

  Directors of the Company currently do not receive a salary or an annual retainer for their services, except for (i) Mr. St. Clair, who receives an annual fee of $40,000 and (ii) Mr. Grove, who receives an annual fee of $8,000 and fees of $1,500 for each Board meeting (or $500 if such Board meeting is telephonic) and $500 for each Board committee meeting Mr. Grove attends. The Company expects that new non-employee directors not otherwise affiliated with the Company or its stockholders will be paid an annual cash retainer. All directors are reimbursed for out-of-pocket expenses related to their service as directors, including expenses incurred in connection with attending meetings. Directors may also be issued options pursuant to the Incentive Plan (as defined). See "--Long Term Incentive Plan."

  In connection with the Initial Stock Offering, the Company granted each of Mr. Grove and Mr. St. Clair, under the Incentive Plan, an option to acquire 10,000 shares of Common Stock that will vest in equal daily installments over the five year period ending July 13, 2003. The Company granted such options at an option price equal to the public offering price. In addition, at each anniversary of the Initial Stock Offering, the Company intends to grant each of Mr. Grove and Mr. St. Clair, under the Incentive Plan, an option to acquire 2,000 shares of Common Stock that will vest in equal daily installments over the five year period commencing on the date of grant. The Company intends to grant such options at an option price equal to the fair market value of the Common Stock on the date of grant.

Compensation Committee Interlocks and Insider Participation

  On May 14, 1998, the Board of Directors established the Compensation Committee and appointed Messrs. Thoma, Kessinger and St. Clair to the Compensation Committee. Messrs. Thoma, Kessinger and St. Clair served as members of the Compensation Committee during the remainder of fiscal 1998.

  Prior thereto, the Company has no compensation committee or other committee of the Board performing similar functions. Accordingly, decisions concerning compensation of executive officers were made by the entire Board. Other than Kevin Rodgers, there were to officers or employees of the Company who participated in deliberations concerning such compensation matters.

  See "Item 13. Certain Relationships and Related Transactions" for information regarding certain transactions between the Company and each of Messrs. Thoma, Kessinger and Rodgers.


401(k) Profit Sharing Plan

  The Company maintains a savings plan (the "Savings Plan") qualified under
Section 401(a) and 401(k) of the Internal Revenue Code. Generally, all employees of the Company in the United States who are at least 21 years of age and who have completed six months of service are eligible to participate in the Savings Plan. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company makes a matching contribution of 50% of the first 5% of annual compensation contributed. In addition, the Company may make discretionary profit sharing contributions under the Savings Plan. The maximum contribution for any participant for any year is the maximum amount permitted under Internal Revenue Code.

Committees of the Board of Directors

  The Company has two standing committees of its Board of Directors: the Compensation Committee (the "Compensation Committee") and the Audit Committee (the "Audit Committee"). The Audit Committee, which currently consists of Messrs. Thoma, Kessinger and Grove, is responsible for making recommendations to the Board of Directors regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by the Company's independent accountants and reviewing and evaluating the Company's audit and control functions. The Compensation Committee, which currently consists of Messrs. Thoma, Kessinger and St. Clair, makes recommendations regarding the Incentive Plan and decisions concerning salaries and incentive compensation for executive officers, key employees and consultants of the Company.

  The Board of Directors may also create other committees, including an executive committee and a nominating committee.

Long Term Incentive Plan

  The Company has established the National Equipment Services, Inc. Long Term Incentive Plan (the "Incentive Plan"). A maximum of 2,200,000 shares of Common Stock, subject to adjustment, have been initially authorized for the granting of stock options under the Incentive Plan. Options granted under the Incentive Plan may be either "incentive stock options," which qualify for special tax treatment under the Internal Revenue Code, or nonqualified stock options. The purposes of the Incentive Plan are to advance the interests of the Company and stockholders by providing Company employees with an additional incentive to continue their efforts on behalf of the Company, as well as to attract to the Company people of experience and ability. The Incentive Plan is intended to comply with Rule 16b-3 of the Exchange Act.

  All officers, directors and other key employees and consultants of the Company or its subsidiaries are eligible to participate under the Incentive Plan, as deemed appropriate by the Compensation Committee of the Board of Directors. Eligible employees will not pay any cash consideration to the Company to receive the options. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The exercise price for incentive stock options must be no less than the fair market value of the Common Stock on the date of grant. The exercise price of nonqualified stock options is not subject to any limitation based upon the then current market value of the Common Stock. Options will expire no later than the tenth anniversary of the date of grant. An option holder will be able to exercise options from time to time, subject to vesting. Options will vest immediately upon death or disability of a participant. Upon termination for cause or at will by the Company, the unvested portion of the options will be forfeited. Subject to the above conditions, the exercise price, duration of the options and vesting provisions will be set by the Compensation Committee of the Board of Directors in its discretion.

  In connection with the Initial Stock Offering, the Company granted stock options to purchase 912,000 shares of Common Stock to certain directors and members of management, including Messrs. O'Connor and Ingersoll who each received options to purchase 40,000 shares of Common Stock at the initial public offering price. Such options vest in equal daily installments over the five year period ending July 13, 2003. The options have a term of ten years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of February 28, 1999 by
(i) each stockholder known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Common Stock, (ii) each current director of the Company, (iii) each Named Executive Officer of the Company and (iv) all directors of the Company and executive officers of the Company as a group. As of February 28, 1999, there were 24,121,885 shares of Common Stock outstanding. To the knowledge of the Company, each stockholder has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote. Unless otherwise indicated, the business address of each person is the Company's corporate address.

                                                          Number of
                                                          Shares(1)  Percent(2)
                                                          ---------- ----------
Golder, Thoma, Cressey, Rauner Fund V, L.P.(3)........... 13,861,142      57.5%
Kevin Rodgers(4).........................................  1,112,100       4.6
Dennis O'Connor(5).......................................    284,378       1.2
James O'Neil(6)..........................................     43,754          *
Paul Ingersoll(7)........................................    151,378          *
Carl Thoma(8)............................................ 13,861,142      57.5
William Kessinger(8)..................................... 13,861,142      57.5
John Grove(9)............................................     11,594          *
Ronald St. Clair(10).....................................     72,975          *
All Directors and Executive Officers as a Group (8
 persons)(8)............................................. 15,537,321      64.4

--------
*  Less than one percent.

(1) The number of shares includes shares of Common Stock subject to options exercisable within 60 days of February 28, 1999.
(2) Shares subject to options exercisable within 60 days of February 28, 1999 are considered outstanding for the purpose of determining the percentage of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.

(3) Includes 24,287 shares of Common Stock held by GTCR Associates V, a partnership affiliated with Golder, Thoma, Cressey, Rauner Fund V, L.P. The address of each of Golder, Thoma, Cressey, Rauner Fund V, L.P. and GTCR Associates V is 6100 Sears Tower, Chicago, Illinois 60606.

(4) Includes 1,112,000 shares of Common Stock owned by Mr. Rodgers' family limited partnership, Rodgers Investment Partners, L.P., as to which he disclaims beneficial ownership.

(5) The shares of Common Stock beneficially owned by Mr. O'Connor include 6,378 shares subject to options.

(6) The shares of Common Stock beneficially owned by Mr. O'Neil include 15,945 shares subject to options.

(7) The shares of Common Stock beneficially owned by Mr. Ingersoll include 6,378 shares subject to options.

(8) Includes 13,836,855 shares of Common Stock held by Golder, Thoma, Cressey, Rauner Fund V, L.P., of which GTCR V, L.P. is the general partner, and also includes 24,287 shares of Common Stock held by GTCR Associates V. Each of Messrs. Thoma and Kessinger is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR V, L.P. and the managing general partner of GTCR Associates V, and therefore may be deemed to share investment and voting control over the shares of Common Stock held by Golder, Thoma, Cressey, Rauner Fund V, L.P. and GTCR Associates V. Each of Messrs. Thoma and Kessinger disclaims beneficial ownership of the shares of Common Stock owned by Golder, Thoma, Cressey, Rauner Fund V, L.P. and GTCR Associates V. The address of each of these holders is 6100 Sears Tower, Chicago, Illinois 60606.

(9) The shares of Common Stock beneficially owned by Mr. Grove include 1,594 shares subject to options.

(10) The shares of Common Stock beneficially owned by Mr. St. Clair include 1,594 shares subject to options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reclassification and Stock Split

  Immediately prior to the consummation of the Initial Stock Offering, each outstanding share of the Company's Class B Common Stock was converted into one share of Common Stock and each outstanding share of the Company's Class A Common Stock (the "Old Preference Stock") was converted into a number of shares of Common Stock based on a specified formula. Each share of Old Preference Stock was converted into approximately 1,040 shares of Common Stock. Each share of Common Stock was then split into 139 shares of Common Stock.

Certain Loans to Executives

  The Company loaned $64,000 to Mr. Rodgers, $20,000 to Mr. O'Connor and $10,000 to Mr. Ingersoll pursuant to promissory notes (the "Executive Notes") to finance their purchase of the Company's securities. See "Management-- Management Employment Agreements." Each of the Executive Notes is secured by a pledge of the securities purchased with such Executive Note pursuant to an Executive Stock Pledge Agreement between the Company and each of Messrs. Rodgers, O'Connor and Ingersoll. The Executive Notes bear interest at a rate per annum equal to the applicable federal rate as set forth in Section 1274(d) of the Internal Revenue Code of 1986, as amended. The principal amount of the Executive Notes and all interest accrued thereon mature in part on June 4, 2006, with the remainder maturing on January 6, 2007. The Executive Notes may be prepaid in full or in part at any time.

Professional Services Agreement

  In connection with the formation of the Company, the Company entered into a Professional Services Agreement (the "Professional Services Agreement") with Golder, Thoma, Cressey, Rauner, Inc. pursuant to which Golder, Thoma, Cressey, Rauner, Inc. provided financial and management consulting services to the Company. Under the Professional Services Agreement, Golder, Thoma, Cressey, Rauner, Inc. received an annual management fee of $200,000 (plus reimbursement of out-of-pocket expenses) and a fee of 1% of the amount of debt or equity capital raised by the Company from any source, for their assistance in obtaining such capital. For the years ended December 31, 1997 and 1998, the Company had paid or accrued $1,047,238 and $817,000, respectively, in fees under the Professional Services Agreement. The agreement was terminated upon the consummation of the Initial Stock Offering, and no fee was paid with respect to the issuance of Common Stock in the Initial Stock Offering.

Stockholders Agreement and Registration Agreement

  In connection with the formation of the Company, the Company and its stockholders entered into a Stockholders Agreement dated as of June 4, 1996 (the "Stockholders Agreement") which (i) provided for the designation of the Board of Directors of the Company, (ii) imposed certain restrictions on the transfer of shares of the Company, (iii) required the stockholders to take certain actions upon the approval by a majority of the stockholders in connection with an initial public offering or a sale of the Company, (iv) required the Company to offer to sell shares to the stockholders under certain circumstances upon authorization of an issuance or sale of additional shares and (v) granted certain of the stockholders certain participation rights in connection with a sale of shares by other stockholders. The Stockholders Agreement was terminated upon consummation of the Initial Stock Offering.

  In connection with the formation of the Company, the Company and its stockholders entered into a Registration Agreement dated as of June 4, 1996 (the "Registration Agreement") pursuant to which the Stockholders have the right in certain circumstances and, subject to certain conditions, to require the Company to register shares of the Company's Common Stock held by them under the Securities Act. Under the Registration Agreement, except in limited circumstances, the Company is obligated to pay all expenses in connection with such registration.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

  1. The Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-16.

  2. The exhibits listed in the Index to Exhibits.

  3. The attached Financial Statement Schedules set forth on pages S-1 through S-10.

(b) Reports on Form 8-K:

  On September 29, 1998, the Company filed a Current Report on Form 8-K dated September 17, 1998 to report its acquisition of the business of Shaughnessy Crane Service, Inc. On December 1, 1998 the Company filed Amendment No. 1 to such Current Report on Form 8-K dated September 17, 1998 to disclose certain financial statements of Shaughnessy Crane Service, Inc. and certain pro forma information of the Company pursuant to Items 7(a) and 7(b) of Form 8-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Equipment Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Evanston, State of Illinois, on March 31, 1999.

                                          National Equipment Services, Inc.

                                                /s/ Dennis J. O'Connor
                                          By: _________________________________
                                                    Dennis J. O'Connor
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1999 by the following persons in the capacities indicated:

                 Signature                                   Capacity
                 ---------                                   --------


         /s/ Kevin P. Rodgers               President, Chief Executive Officer and
___________________________________________   Director (Principal Executive Officer)
             Kevin P. Rodgers

        /s/ Dennis J. O'Connor              Chief Financial Officer (Principal
___________________________________________   Financial Officer and Principal
            Dennis J. O'Connor                Accounting Officer)

           /s/ Carl D. Thoma                Chairman of the Board
___________________________________________
               Carl D. Thoma

       /s/ William C. Kessinger             Director
___________________________________________
           William C. Kessinger

           /s/ John L. Grove                Director
___________________________________________
               John L. Grove

         /s/ Ronald St. Clair               Director
___________________________________________
             Ronald St. Clair

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of National Equipment Services, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity, present fairly, in all material respects, the financial position of National Equipment Services, Inc. and its subsidiaries at December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the two years in the period ended December 31, 1998 and the period June 4, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 18, 1999, except as to Note 14, which is as of March 31, 1999

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                      December 31, December 31,
                                                          1997         1998
                                                      ------------ ------------
Assets:
 Cash and cash equivalents...........................   $ 35,682     $    344
 Accounts receivable, net of allowance for doubtful
  accounts of $254 and $2,590, respectively..........      8,356       53,323
 Inventory, net......................................      2,239       15,606
 Rental equipment, net...............................     46,801      378,254
 Property and equipment, net.........................      3,012       29,016
 Intangible assets, net..............................     27,937      218,959
 Loan origination costs, net.........................      6,270       10,197
 Deferred income taxes, net..........................        245        2,121
 Prepaid and other assets, net.......................        595       12,663
                                                        --------     --------
   Total assets......................................   $131,137     $720,483
                                                        ========     ========
Liabilities and Stockholders' Equity:
 Cash overdraft......................................   $    --      $  6,331
 Accounts payable....................................      2,489       25,665
 Accrued interest....................................      1,066        2,105
 Deferred income taxes, net..........................        317       21,570
 Accrued expenses and other liabilities..............      2,010       14,110
 Debt................................................     98,782      513,836
                                                        --------     --------
   Total liabilities.................................    104,664      583,617
                                                        --------     --------
Stockholders' Equity:
Class A Common Stock, $0.01 par, 50,000 shares
 authorized, 25,221 shares issued and outstanding....          1
Class B Common Stock, $0.01 par, 150,000 shares
 authorized, 89,900 shares issued and outstanding....          1
Common stock, $0.01 par value, 100,000,000 shares
 authorized, 24,121,885 shares issued and
 outstanding.........................................                     241
Additional paid-in capital...........................     25,663      123,564
Retained earnings....................................        910       13,163
Stock subscriptions receivable.......................       (102)        (102)
                                                        --------     --------
   Total stockholders' equity........................     26,473      136,866
                                                        --------     --------
   Total liabilities and stockholders' equity........   $131,137     $720,483
                                                        ========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                            For the
                                             Period
                                          June 4, 1996
                                          (Inception)    For the      For the
                                               to       Year Ended   Year Ended
                                          December 31, December 31, December 31,
                                              1996         1997         1998
                                          ------------ ------------ ------------
Revenues:
 Rental revenues........................     $  --       $26,398      $165,902
 Rental equipment sales.................        --         4,186        13,365
 New equipment sales and other..........        --        10,704        45,981
                                             ------      -------      --------
   Total revenues.......................        --        41,288       225,248
                                             ------      -------      --------
Cost of Revenues:
 Rental equipment depreciation..........        --         5,009        29,422
 Cost of rental equipment sales.........        --         2,935         8,462
 Cost of new equipment sales............        --         4,872        22,462
 Other operating expenses...............        --        12,899        62,109
                                             ------      -------      --------
   Total cost of revenues...............        --        25,715       122,455
                                             ------      -------      --------
Gross profit............................        --        15,573       102,793
Selling, general and administrative
 expenses...............................        333        7,910        45,001
Non-rental depreciation and
 amortization...........................          3        1,476         7,855
                                             ------      -------      --------
Operating income (loss).................       (336)       6,187        49,937
Other income, net.......................          4           72           389
Interest expense, net...................        --         4,336        26,745
                                             ------      -------      --------
Income (loss) before income taxes and
 extraordinary item.....................       (332)       1,923        23,581
Income tax expense (benefit)............       (137)         818         9,904
                                             ------      -------      --------
Income (loss) before extraordinary item.       (195)       1,105        13,677
Extraordinary item--extinguishment of
 debt, net of taxes.....................        --           --          1,424
                                             ------      -------      --------
Net income (loss).......................     $ (195)     $ 1,105      $ 12,253
                                             ======      =======      ========
Basic earnings (loss) per common share
  Earnings (loss) before extraordinary
   item.................................     $(0.05)     $  0.09       $  0.73
  Extraordinary item....................         --           --          0.07
                                             ------      -------      --------
Net earnings (loss).....................     $(0.05)     $  0.09      $   0.66
                                             ======      =======      ========
Average number of common shares used in
 basic calculation......................      4,185       12,707        18,625
                                             ======      =======      ========
Diluted earnings (loss) per common share
  Earnings (loss) before extraordinary
   item.................................     $(0.05)     $  0.08      $   0.68
  Extraordinary item....................        --           --           0.07
                                             ------      -------      --------
Net earnings (loss).....................     $(0.05)     $  0.08      $   0.61
                                             ======      =======      ========
Average number of common shares used in
 diluted calculation....................      4,185       14,150        20,311
                                             ======      =======      ========

   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                           For the
                                            Period
                                         June 4, 1996   For the      For the
                                         (Inception)      Year         Year
                                              to         Ended        Ended
                                         December 31, December 31, December 31,
                                             1996         1997         1998
                                         ------------ ------------ ------------
Operating Activities:
Net income (loss)......................     $(195)     $   1,105    $  12,253
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation and amortization.........         3          6,892       37,276
 Gain on sale of equipment.............       --          (1,446)         (64)
 Extraordinary loss on extinguishment
  of long-term debt....................       --             --         1,424
 Deferred income taxes.................       --             --         6,985
 Changes in operating assets and
  liabilities:
  Accounts receivable..................       --          (1,335)     (12,716)
  Inventory............................       --             202       (5,230)
  Prepaid and other assets.............      (187)           139      (11,393)
  Accounts payable.....................       --           1,620          921
  Accrued expenses and other
   liabilities.........................       110            201        3,253
                                            -----      ---------    ---------
Net cash (used in) provided by
 operating activities..................      (269)         7,378       32,709
                                            -----      ---------    ---------
Investing Activities:
Net cash paid for acquisitions.........       --         (68,910)    (401,445)
Purchases of rental equipment..........       --         (15,336)    (157,464)
Proceeds from sale of rental equipment.       --           4,186       21,270
Purchases of property and equipment....       (20)        (1,473)     (14,346)
Proceeds from sale of property and
 equipment.............................       --              36        3,682
                                            -----      ---------    ---------
Net cash used in investing activities..       (20)       (81,497)    (548,303)
                                            -----      ---------    ---------
Financing Activities:
Proceeds from long-term debt...........       --         222,307      572,295
Payments on long-term debt.............       --        (131,119)    (178,213)
Cash overdrafts........................       --             --         6,331
Net proceeds from sales of common
 stock.................................       301         25,263       90,404
Payments of loan origination costs.....       --          (6,662)     (10,561)
                                            -----      ---------    ---------
Net cash provided by financing
 activities............................       301        109,789      480,256
                                            -----      ---------    ---------
Net increase (decrease) in cash and
 cash equivalents......................        12         35,670      (35,338)
Cash and cash equivalents at beginning
 of period.............................       --              12       35,682
                                            -----      ---------    ---------
Cash and cash equivalents at end of
 period................................     $  12      $  35,682    $     344
                                            =====      =========    =========
Supplemental Non-Cash Flow Information:
Cash paid for interest.................     $ --       $   2,707    $  24,638
                                            =====      =========    =========
Cash paid for income taxes.............     $ --       $   1,113    $   5,462
                                            =====      =========    =========
Cash paid on capital leases............     $ --       $     --     $     626
                                            =====      =========    =========
Non cash issuance of stock.............     $   1      $     101    $     --
                                            =====      =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                 Common Stock
                         -------------------------------  Additional               Stock         Total
                           Common    Class A    Class B    Paid-In   Retained  Subscriptions Stockholders'
                            Stock     Shares    Shares     Capital   Earnings   Receivable      Equity
                         ----------- ---------  --------  ---------- --------  ------------- -------------
Shares issued at
 inception
 (June 4, 1996).........     -- $ --  --  $ --   90  $ 1   $    301  $    --       $  (1)      $    301
Net loss................     --   --  --    --   --   --         --     (195)         --           (195)
                         ------ ---- ---  ----  ---  ---   --------  -------       -----       --------
Balance at December 31,
 1996...................     --   --  --    --   90    1        301     (195)         (1)           106
                         ------ ---- ---  ----  ---  ---   --------  -------       -----       --------
Issuance of common
 stock..................     --   --  25     1   --   --     25,362       --        (101)        25,262
Net income..............     --   --  --    --   --   --         --    1,105          --          1,105
                         ------ ---- ---  ----  ---  ---   --------  -------       -----       --------
Balance at December 31,
 1997...................     --   --  25     1   90    1     25,663      910        (102)        26,473
                         ------ ---- ---  ----  ---  ---   --------  -------       -----       --------
Issuance of common
 stock.................. 24,122  241 (25)   (1) (90)  (1)    97,901       --          --         98,140
Net income..............     --   --  --    --   --   --         --   12,253          --         12,253
                         ------ ---- ---  ----  ---  ---   --------  -------       -----       --------
Balance at December 31,
 1998................... 24,122 $241  --  $ --   --  $--   $123,564  $13,163       $(102)      $136,866
                         ====== ==== ===  ====  ===  ===   ========  =======       =====       ========




   The accompanying notes are an integral part of the consolidated financial statements.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Amounts in thousands, except per share data)

1. Organization and Summary of Significant Accounting Policies

 Organization

  National Equipment Services, Inc. ("the Company") was organized on June 4, 1996 under the laws of Delaware for the purpose of owning and operating equipment rental facilities by means of acquiring existing businesses. The Company is primarily involved in the rental of equipment to construction and industrial users. The Company operates from locations in 24 states.

 Principles of consolidation

  The consolidated financial statements include accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

 Financial statement presentation

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

  Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

 Accounts receivable

  Accounts receivable represents amounts due from customers on rentals and equipment sales.

 Inventory

  The Company's inventories primarily consist of spare parts held for internal maintenance and new equipment held for sale. Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

 Rental equipment

  Rental equipment is recorded at invoice cost. Depreciation for rental equipment acquired is computed using the straight-line method over 5 to 15 year useful lives with no salvage value for generally all of the rental equipment acquired. Accumulated depreciation on rental equipment was approximately $4,800 and $33,400 million at December 31, 1997 and 1998, respectively.

  Ordinary repairs and maintenance costs are charged to operations as incurred. When rental equipment is disposed of, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the disposal and the related net book value of the equipment are recognized in the period of disposal and reported as revenue from rental equipment sales and cost of equipment sales in the statement of operations.

 Property and equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

  The estimated useful lives for property and equipment range from 30 years for buildings, the life of the lease for leasehold improvements, 5 to 7 years for machinery and equipment, 5 to 7 years for furniture and fixtures and 3 to 5 years for vehicles.

  Ordinary repairs and maintenance costs are charged to operations as incurred. When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

 Intangible Assets


  Goodwill consists of the excess cost over acquired net assets which has been capitalized and is being amortized on a straight line basis over 40 years. When an event or change in circumstances indicated that the carrying amount of goodwill may not be recoverable, the Company would review the carrying value of goodwill for impairment based on the undiscounted operating cash flows of the related business unit. Non-compete agreements are stated at cost and amortized over the lives of the agreements.

 Loan Origination Costs

  Loan origination costs are stated at cost and amortized to interest expense using the effective interest rate method over the life of the loan. Accumulated amortization related to loan origination costs aggregated $400 million and $1,300 million at December 31, 1997 and 1998, respectively.

 Fair value of financial instruments

  The carrying amounts reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of the Senior Subordinated Notes is based on quoted market prices and approximates the carrying value at December 31, 1998. The carrying value of bank debt approximates fair value as the interest on the bank debt is reset every 30 to 90 days to reflect current market rates.

 Concentration of credit risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable from construction and industrial customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and the Company's geographic dispersion. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectibility.

 Rental revenues

  Rental revenues are recognized ratably over the lease term. Sales revenues are recognized at the point of delivery.

 Income taxes

  Provisions are made to record deferred income taxes in recognition of items reported differently for financial reporting purposes than for federal and state income tax purposes. The Company records deferred income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

 Derivatives

  The Company uses interest rate swaps to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

 Recent accounting pronouncements

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company operates in one segment, the equipment rental industry, and rents the majority of its equipment on a domestic basis. Additionally, no one customer accounts for more than 10% of the Company's sales.

2. Earnings per share

                                           For the
                                            Period
                                           June 4,
                                             1996
                                         (Inception)    For the      For the
                                              to       Year Ended   Year Ended
                                         December 31, December 31, December 31,
                                             1996         1997         1998
                                         ------------ ------------ ------------
Net income (loss).......................    $ (195)     $ 1,105      $ 12,253
Plus interest on the Shaughnessy 8%
 convertible junior subordinated
 promissory note, (the "Convertible
 Note"), net of tax.....................       --           --            202
                                            ======      =======      ========
Income (loss) available to common
 stockholder............................    $ (195)       1,105        12,455
                                            ======      =======      ========
Basic weighted average shares...........     4,185       12,707        18,625
Effect of dilutive securities
 Unvested stock.........................       --         1,443         1,147
 Convertible Note.......................       --           --            539
                                            ------      -------      --------
Diluted weighted average shares.........     4,185       14,150        20,311
                                            ======      =======      ========
Basic EPS...............................    $(0.05)     $  0.09      $   0.66
                                            ======      =======      ========
Diluted EPS.............................    $(0.05)     $  0.08      $   0.61
                                            ======      =======      ========

3. Acquisitions

  In 1998, the Company purchased the following rental equipment companies:

Acquisition
Date                                Company                           Location     Purchase Price
-----------                         -------                           --------     --------------
January 12    Genpower Pump and Equipment Co.                     Deer Park, TX       $  8,700
January 16    Eagle Scaffolding and Equipment Co.                 Las Vegas, NV          3,300
January 23    Grand Hi-Reach, Inc.                                Byron Center, MI       9,100
February 4    Work Safe Supply Company, Inc.                      Grandville, MI         7,800
March 2       Dragon Rentals (division of The Modern Group, Inc.) Beaumont, TX          23,000
March 4       Comier Equipment Corporation                        Oakland, ME           28,100
March 30      Albany Ladder                                       Albany, NY            43,500
July 17       Falconite, Inc.                                     Paducah, KY          174,800
July 27       R&R Rentals, Inc.                                   Houston, TX           27,000
August 27     Traffic Signing & Marking, Inc.                     Madison, WI            8,200
September 17  Shaughnessy Crane Service, Inc.                     Boston, MA            80,000
October 16    Rebel Studio Rentals, Inc.                          Sun Valley, CA         6,100

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

  In 1997, the Company completed the acquisition of six rental equipment companies with a total purchase price of $67,300.

  The above transactions have been accounted for by the purchase method of accounting and are included in the Company's results of operations from the effective date of each respective acquisition. The purchase price, including debt assumed of $22,222, was allocated based on estimates of the fair value of assets acquired and liabilities assumed. These estimates may be revised as necessary when information becomes available to finalize amounts allocated to assets acquired and liabilities assumed. The allocation period varies by acquisition but does not usually exceed one year. It is not expected that the finalization of purchase accounting will have any significant effect on the financial position or results of operations of the Company.

  The following pro forma financial information represents the unaudited pro forma results of operations as if the aforementioned acquisitions had been completed on January 1, 1997 after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and other assets, interest expense for acquisition debt and amortization of related intangibles and goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of this date, nor are the results indicative of the Company's future results of operations.

                                                      For the Year For the Year
                                                         Ended         Ended
                                                      December 31, December  31,
                                                          1997          1998
                                                      (unaudited)   (unaudited)
                                                      ------------ -------------
      Revenues.......................................   $270,523     $314,157
      Operating income...............................     48,235       64,514
      Net income.....................................      3,747       13,379

  Pro forma earnings per share is presented below as if the following transactions occurred on the first day of the related period: (i) the 18 acquisitions completed in 1997 and 1998 and the related financings, (ii) the Initial Stock Offering, (iii) the Company's offerings of Senior Subordinated Notes discussed in Note 8, (iv) the issuance of the Convertible Note and (v) certain borrowings under the Company's credit facility.

                                                         For the      For the
                                                        Year Ended   Year Ended
                                                       December 31, December 31,
                                                           1997         1998
                                                       (unaudited)  (unaudited)
                                                       ------------ ------------
Pro forma net earnings per share:
 Basic................................................    $ 0.16       $ 0.55
 Diluted..............................................    $ 0.15       $ 0.53
Pro forma weighted average shares outstanding:
 Basic................................................    23,983       24,279
 Diluted..............................................    25,426       25,426

4. Inventory

  Inventory consists of the following:

                                                      December  31, December 31,
                                                          1997          1998
                                                      ------------- ------------
      New equipment..................................    $1,127       $ 7,431
      Parts..........................................     1,200         7,790
      Other..........................................       402         1,546
                                                         ------       -------
                                                          2,729        16,767
      Less: reserve..................................      (490)       (1,161)
                                                         ------       -------
                                                         $2,239       $15,606
                                                         ======       =======

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

5. Property and Equipment

  Property and equipment, net, consists of the following:

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
      Land ...........................................                $ 1,513
      Buildings and improvements......................                  4,625
      Leasehold improvements..........................    $  190        2,659
      Machinery and equipment.........................       333        4,415
      Furniture and fixtures..........................       470        1,907
      Vehicles........................................     2,641       17,605
                                                          ------      -------
                                                           3,634       32,724
      Less: accumulated depreciation..................      (622)      (3,708)
                                                          ------      -------
                                                          $3,012      $29,016
                                                          ======      =======

  Property and equipment depreciation expense aggregated approximately $3, $656 and $3,700 for the period June 4, 1996 (inception) to December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

6. Intangible Assets

  Intangible assets consists of the following:

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
      Non-compete agreements..........................   $ 2,455      $  5,509
      Goodwill........................................    26,301       218,334
                                                         -------      --------
                                                          28,756       223,843
      Less: accumulated amortization..................      (819)       (4,884)
                                                         -------      --------
                                                         $27,937      $218,959
                                                         =======      ========

  Amortization expense aggregated $0, $819 and $4,100 for the period June 4, 1996 (inception) to December 31, 1996 and the years ended December 31, 1997 and 1998, respectively. The significant increase in the balances above, as of December 31, 1998 is due to the acquisition of twelve companies in 1998 as described in Note 3.

7. Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities consists of the following:

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
      Accrued salaries and benefits...................    $  589      $ 3,982
      Sales tax payable...............................       244        2,502
      Accrued income taxes............................       333          489
      Accrued property taxes..........................       314        1,519
      Other...........................................       530        5,618
                                                          ------      -------
                                                          $2,010      $14,110
                                                          ======      =======

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

8. Debt

  Debt consists of the following:

                                                      December 31, December 31,
                                                          1997         1998
                                                      ------------ ------------
      Revolving credit facility loans, interest at
       the federal funds rate plus 0.5% or prime
       rate both plus 1.0%, or the eurodollar rate
       plus 2.25%, due no later than July 1, 2003...    $   --       $171,794
      Term loan, interest at the federal funds rate
       plus 0.5% or prime rate both plus 1.0%, or
       the eurodollar rate plus 2.25%, due no later
       than July 1, 2003............................        --        100,000
      Convertible Note, interest at 8% per annum,
       due September 19, 1999.......................        --         15,000
      Senior subordinated notes, Series B and C,
       interest at 10% payable semi-annually, due
       November 30, 2004............................     98,782       221,320
      Capital lease obligations.....................        --          5,722
                                                        -------      --------
                                                        $98,782      $513,836
                                                        =======      ========

  The Company is a holding company with no independent operations and the Company's assets (excluding the common stock of its subsidiaries) are insignificant. All of the Company's subsidiaries make full, unconditional, joint and several guarantees of the Series B Notes and Series C Notes and all of these subsidiaries are wholly-owned by the Company. The separate financial statements of each of these wholly-owned subsidiaries are not pesented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. Additionally, the Company has pledged the stock of each of its subsidiaries as further security for the Company's obligations. The Company's weighted average interest rate was 9.8% and 8.7% in 1997 and 1998, respectively.

  On November 20, 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004 (the "Series A Notes") at a discount netting proceeds of $98,767. The Company accretes the discount over the term of the Series B Notes using the effective interest rate method. The Series B Notes mature on November 30, 2004. On October 20, 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes.

  On December 11, 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the "Series C Notes") at a discount netting proceeds of $122,288. The Company accretes the original issue discount over the term of the Series C Notes using the effective interest method. The Series C Notes mature on November 30, 2004. Interest on the Series C Notes accrues at a rate of 10% per year and is payable semi-annually on May 30 and November 30 of each year, commencing on May 30, 1999.

  On July 1, 1997, the Company entered into a credit facility agreement with First Union Commercial Corporation (as amended, the "Old Credit Facility"). The Old Credit Facility provided for a secured revolving line of credit of $140,000. In July 1998, the Company entered into a new credit facility with First Union National Bank, as agent, and certain other financial institutions (as amended, the "New Credit Facility"), which provides for a term facility of $100,000 and a revolving credit facility of $300,000. These facilities extend for five years. The interest rates on these facilities are, at the Company's option, either at the specified base rate plus the applicable borrowing margin or at LIBOR plus the applicable borrowing margin. The borrowing margin is reset at each quarter and can vary each quarter from 1.50% to 2.50% based upon a certain financial statement ratio. The Company's unused line of credit fee on the New Credit Facility is 0.5%. Proceeds from the New Credit Facility were used to repay approximately $59,513 of indebtedness under the Company's Old Credit Facility. In conjunction with the extinguishment, the Company reported an extraordinary item of $1,424 ($0.06 per share), net of a tax benefit of $969 related to the write-off of unamortized loan costs associated with the Old Credit Facility.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

  On October 20, 1998, the Company entered into an interest rate swap with the bank with a fixed rate of interest at 4.51% on $150,000 of certain variable rate debt, through October 23, 2000, whose fair value approximates $1,388 on December 31, 1998. The interest differential is paid or received on the interest swap monthly and recognized currently as a component of interest expense.

  The Indenture for the Notes and the New Credit Facility contain a number of covenants that, among other things, require the Company to maintain certain financial ratios and set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments and issuances of stock. The Company is currently in compliance with all covenants of the indentures governing the Series B Notes and Series C Notes and the New Credit Facility.

  On September 17, 1998, the Company issued the $15,000 Convertible Note in connection with its acquisition of all of the issued and outstanding capital stock of Shaughnessy. The Company issued the Convertible Note to the former stockholders of Shaughnessy. The Convertible Note accrued interest at the rate of 8% per annum and the Company may prepay all or any portion of the outstanding principal amount of the Convertible Note at any time, except as may be prohibited by any debt which is not by its terms on parity with or subordinated to the Convertible Note. In addition, at any time prior to September 17, 1999, the holders of the Convertible Note may elect to convert the principal amount of the Convertible Note, plus accrued interest, into the number of shares of Common Stock equal to such amount divided by $13.00. In the event the Convertible Note has not been prepaid in full or converted into shares of Common Stock as described in the preceding sentence, then on September 17, 1999 the outstanding principal amount of the Convertible Note, plus accrued interest, will automatically convert into a number of shares of Common Stock having a fair market value equal to the principal amount of the Convertible Note plus accrued and unpaid interest.

  The Company's debt, including capital leases, matures as follows:

      1999............................................................. $ 16,283
      2000.............................................................    1,235
      2001.............................................................    1,116
      2002.............................................................    1,044
      2003.............................................................  272,838
      Thereafter.......................................................  221,320
                                                                        --------
                                                                        $513,836
                                                                        ========

9. Income Taxes

  The provision (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to income before income taxes as a result of the following:

                                                    For the Period    For the
                                                     June 4, 1996   Year Ended
                                                    (Inception) to December  31,
                                                     December 31,  -------------
                                                         1996      1997   1998
                                                    -------------- -------------
      Federal income taxes.........................     $(113)     $ 654 $ 8,253
      State income taxes, net of federal benefit...       (16)        94   1,053
      Goodwill.....................................       --         --      418
      Other........................................        (8)        70     180
                                                        -----      ----- -------
                                                        $(137)     $ 818 $ 9,904
                                                        =====      ===== =======

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

  Income tax (benefit) expense is shown below:

                                       For the Period
                                        June 4, 1996  For the Year For the Year
                                       (Inception) to    Ended        Ended
                                        December 31,  December 31, December 31,
                                            1996          1997         1998
                                       -------------- ------------ ------------
      Current income tax (benefit)
       expense
        Federal.......................     $ --          $ 859        $2,465
        State.........................       --            147           454
                                           -----         -----        ------
          Total current (benefit)
           expense....................       --          1,006         2,919
                                           -----         -----        ------
      Deferred income tax (benefit)
       expense
        Federal.......................      (120)         (183)        6,002
        State.........................       (17)           (5)          983
                                           -----         -----        ------
          Total deferred..............      (137)         (188)        6,985
                                           -----         -----        ------
          Total income tax (benefit)
           expense....................     $(137)        $ 818        $9,904
                                           =====         =====        ======

  Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

  Deferred taxes have been provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities as follows:

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
      Allowance for doubtful accounts.................    $  78       $    718
      Inventory.......................................      167          1,010
      Minimum tax credits.............................       90          3,947
      Net-operating losses............................      --          16,806
      Non-compete.....................................       83            535
      Other...........................................      --             393
                                                          -----       --------
      Deferred tax asset..............................    $ 418       $ 23,409
                                                          =====       ========

      Goodwill........................................    $(153)      $ (1,626)
      Depreciation....................................     (314)       (41,203)
      Other...........................................      (23)           (29)
                                                          -----       --------
      Deferred tax liability..........................    $(490)       (42,858)
                                                          =====       ========

  Realization of deferred tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. The Company has not provided a valuation allowance for its deferred tax assets, as management believes it is more likely than not that the Company's deferred tax assets will be realized through future taxable earnings. The net operating loss carryforward expires in 2018 and includes $10.7 million of separate return loss year ("SRLY") net operating losses as of December 31, 1998. The SRLY net operating loss carryforward expires in 2013.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

10. Common Stock

  On June 4, 1996, in connection with the formation of the Company, the Company authorized 25,000 shares of Class A Common Stock (24,250 of which were reserved for issuance to the Company's majority stockholder), par value $0.01, and 150,000 shares of Class B Common Stock (75,000 of which were reserved for issuance to the Company's majority stockholder), par value $0.01. On October 28, 1997, the authorized shares of Class A Common Stock were increased to 50,000.

  In connection with its initial public offering of 7,000,000 shares of Common Stock on July 13, 1998, the Company exchanged all of its Class A and Class B Common Stock for newly established Common Stock. The Class A and Class B Common Stock was converted into an aggregate of 115,321 shares of newly established Common Stock. Each share of newly established Common Stock was then split into 139 shares of Common Stock. On August 19, 1998, the Company sold 375,000 additional shares of its Common Stock in connection with the underwriters' exercise of their over-allotment option.

  During 1998, options to purchase 1,260,000 of the Company's Common Stock at the initial public offering price of $13.50 were authorized. On July 17, 1998, approximately 912,000 options were granted to members of management. These options vest over five years from the date of grant and will expire ten years from the grant date. No options were exercised or forfeited during the year. No additional options were granted.

  SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied. The Company has elected APB No. 25. Had compensation cost for NES's stock based compensation plans been determined based on the fair value at the assumed grant date for awards under those plans consistent with the method of SFAS 123, the Company's net income and net earnings per share would have been as follows for the year ended December 31, 1998.

                                                                     Year Ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
      Net income...................................................   $11,687
      Basic earnings per share.....................................   $  0.63
      Diluted earnings per share...................................   $  0.58

  The fair value of the options was estimated on the assumed date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 33%, risk free interest rates of 5.47% and expected lives of 5 years. The weighted-average fair value of the Company's options were estimated to be $5.22.

11. Commitments and Contingencies

 Operating leases

  The Company leases certain facilities, office equipment and vehicles under operating leases some of which contain renewal options. Rental expense was $0, $660 and $3,230 for the period June 4, 1996 (inception) to December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

  Future minimum rental commitments as of December 31, 1998 under noncancelable operating leases are:

      1999............................................................... $  842
      2000...............................................................    567
      2001...............................................................    507
      2002...............................................................    483
      2003...............................................................    181
      Thereafter.........................................................    213
                                                                          ------
                                                                          $2,793
                                                                          ======

 Legal matters

  The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

12. Employee Benefit Plans

  The Company sponsors a profit sharing and 401(k) plan (the "Plan") in which employees over 21 years of age with greater than one-half year of service are eligible. Under the Plan, the Company contributes a discretionary percentage of each eligible employee's base annual wages to a trust out of its net profits. In addition, eligible employees can defer up to 15% of their salary with a partially matching contribution by the Company of 50% of the first 5% of the employee contribution. The employer contributions vest over a five year period. Contributions by the Company to the Plan were $0, $165 and $1,316 for the period June 4, 1996 (inception) to December 31, 1996 and the years ended December 31, 1997 and 1998, respectively.

13. Related Party Transactions

  Pursuant to a Professional Services Agreement dated January 6, 1997, the Company pays management fees of $200 per year and investment fees of 1% of all debt and equity financings of the Company to an affiliate of the Company's majority stockholder, who owned 95.0% of the Class A Common stock and 83% of the Class B Common stock prior to the Company's initial public offering. Total fees paid during the years ended December 31, 1997 and 1998 were $417 and $700, respectively, and fees owed at December 31, 1997 and 1998 were $630 and $117, respectively. This agreement was terminated in conjunction with the Company's initial public offering.

  Stock subscriptions receivable of $102 as of December 31, 1997, and 1998 relate to notes due from officers of the Company relate to purchases of Common Stock and are secured by the purchased shares. Interest on the notes accrues at the federal funds rate and is payable in full at maturity on January 6, 2007 or upon termination of employment. Accrued interest on these notes was $8 and $16 for the years ended December 31, 1997 and 1998, respectively.

14. Subsequent Events

  On January 8, 1999, the Company issued $50,000 of additional Series C Notes at a discount, netting proceeds of $44,226. The Company will accrete the original issue discount over the term of the Series C Notes using the effective interest rate method. The Series C Notes mature on November 30, 2004. Interest on the Series C Notes accrues at a rate of 10% per year and is payable semi-annually on May 30 and November 30 of each year, commencing on May 30, 1999.

  On March 16, 1999, the Company completed its exchange of $175,000 10% Senior Subordinated Notes due 2004, Series D, which have been registered for public trading, for all outstanding Series C Notes.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                 (Amounts in thousands, except per share data)

  Additionally in March 1999, the Company acquired Barricade & Light Rental, a traffic safety rental company in Arizona, Mayer-Hammant Equipment, a rental equipment company supplying pumps and compressors in the Gulf Coast region, and Wellesley Crane Service, a rental equipment company specializing in crane rentals in the northeastern portion of the United States. The aggregate purchase price for these three purchases was $49,400.

15. Selected Quarterly Financial Data (unaudited)

  A summary of selected quarterly financial data for the years ended December 31, 1997 and 1998 is as follows:

                                        1st      2nd     3rd     4th
Year Ended December 31, 1998          Quarter  Quarter Quarter Quarter  Annual
----------------------------          -------  ------- ------- ------- --------
Revenues............................. $22,152  $44,130 $71,152 $87,814 $225,248
Gross profit.........................   8,652   17,451  34,501  42,189  102,793
Income before extraordinary item.....     140    2,325   6,238   4,974   13,677
Extraordinary item...................     --       --    1,424     --     1,424
Net income...........................     140    2,325   4,814   4,974   12,253
Basic earnings per common share
  Earnings before extraordinary item. $  0.02  $  0.20 $  0.29 $  0.22 $   0.73
                                      =======  ======= ======= ======= ========
  Extraordinary item................. $   --   $   --  $  0.07 $   --  $   0.07
                                      =======  ======= ======= ======= ========
  Net earnings....................... $  0.02  $  0.20 $  0.22 $  0.22 $   0.66
                                      =======  ======= ======= ======= ========
Diluted earnings per common share
  Earnings before extraordinary item. $  0.01  $  0.19 $  0.28 $  0.20 $   0.68
                                      =======  ======= ======= ======= ========
  Extraordinary item................. $   --   $   --  $  0.07 $   --  $   0.07
                                      =======  ======= ======= ======= ========
  Net earnings....................... $  0.01  $  0.19 $  0.21 $  0.20 $   0.61
                                      =======  ======= ======= ======= ========
                                        1st      2nd     3rd     4th
Year Ended December 31, 1997          Quarter  Quarter Quarter Quarter  Annual
----------------------------          -------  ------- ------- ------- --------
Revenues............................. $ 2,320  $10,052 $14,203 $14,713 $ 41,288
Gross profit.........................     844    3,121   4,878   6,730   15,573
Net income (loss)....................    (154)     589     441     229    1,105
Basic earnings per common share...... $ (0.01) $  0.05 $  0.03 $  0.02 $   0.09
                                      =======  ======= ======= ======= ========
Diluted earnings per common share.... $ (0.01) $  0.05 $  0.02 $  0.02 $   0.08
                                      =======  ======= ======= ======= ========

                               INDEX TO EXHIBITS

     Exhibit
     Number                      Description of Document
     -------                     -----------------------
      3.1      Restated Certificate of Incorporation of the Company         (1)
      3.2      Restated By-laws of the Company                              (1)
      4.1(i)   Indenture dated November 25, 1997 by and among the
               Company, the subsidiary guarantors named therein and
               Harris Savings and Trust Company, as trustee.                (2)
      4.1(ii)  Supplemental Indenture dated April 1, 1998 by and among
               NES East Acquisition Corp., NES Michigan Acquisition
               Corp., Albany Ladder Company, Inc. and Harris Savings and
               Trust Company, as trustee.                                   (2)
      4.1(iii) Supplemental Indenture dated July 23, 1998 by and among
               Falconite, Inc., Carl's Mid South Rent-All Center
               Incorporated, Falconite Aviation, Inc., Falconite
               Equipment, Inc., Falconite Rebuild Center, Inc., McCurry &
               Falconite Equipment Co., Inc., M&M Properties, Inc. and
               Harris Savings and Trust Company, as trustee.                (2)
      4.2      Forms of Series B 10% Senior Subordinated Notes (contained
               in Exhibit 4.1(i) as Exhibit A thereto).                     (2)
      4.3      Form of Subsidiary Guarantee relating to Series B Senior
               Subordinated Notes (contained in Exhibit 4.1(i) as Exhibit
               D thereto).                                                  (2)
      4.4      Registration Rights Agreement dated as of November 25,
               1997 among the Company, Aerial Platforms, Inc., NES
               Acquisition Corp., BAT Acquisition Corp., MST Enterprises,
               Inc. and the initial purchasers named therein.               (2)
      4.5      Purchase Agreement dated as of November 20, 1997 among the
               Company, Aerial Platforms, Inc., NES Acquisition Corp.,
               BAT Acquisition Corp., MST Enterprises, Inc. and the
               initial purchasers named therein.                            (2)
      4.6(i)   Credit Agreement dated as of July 17, 1998 by and among
               the Company, as Borrower, NES Acquisition Corp., BAT
               Acquisition Corp., NES East Acquisition Corp., NES
               Michigan Acquisition Corp., Albany Ladder Company, Inc.,
               Falconite, Inc., Falconite Equipment, Inc., M&M
               Properties, Inc., Carl's Mid South Rent-All Center
               Incorporated, Falconite Rebuild Center, Inc., Falconite
               Aviation, Inc. and McCurry & Falconite Equipment Co.,
               Inc., as Guarantors, certain financial institutions, as
               Lenders, and First Union National Bank, as Lender and
               Agent.                                                       (2)
      4.6(ii)  Syndication Amendment and Assignment dated as of August 7,
               1998 by and among the Company, as Borrower, NES
               Acquisition Corp., BAT Acquisition Corp., NES East
               Acquisition Corp., NES Michigan Acquisition Corp., Albany
               Ladder Company, Inc., Falconite, Inc., Falconite
               Equipment, Inc., M&M Properties, Inc., Carl's Mid South
               Rent-All Center Incorporated, Falconite Rebuild Center,
               Inc., Falconite Aviation, Inc. and McCurry & Falconite
               Equipment Co., Inc., as Guarantors, certain financial
               institutions, as Lenders, and First Union National Bank,
               as Lender and Agent.                                         (2)
      4.7      Pledge Agreement dated as of July 17, 1998 by and among
               the Company, NES Acquisition Corp., BAT Acquisition Corp.,
               NES East Acquisition Corp., NES Michigan Acquisition
               Corp., Albany Ladder Company, Inc., Falconite, Inc.,
               Falconite Equipment, Inc., M&M Properties, Inc., Carl's
               Mid South Rent-All Center Incorporated, Falconite Rebuild
               Center, Inc., Falconite Aviation, Inc., McCurry &
               Falconite Equipment Co., Inc. and First Union National
               Bank, as Agent.                                              (2)

      4.8      Security Agreement dated as of July 17, 1998 among the
               Company, NES Acquisition Corp., BAT Acquisition Corp., NES
               East Acquisition Corp., NES Michigan Acquisition Corp.,
               Albany Ladder Company, Inc., Falconite, Inc., Falconite
               Equipment, Inc., M&M Properties, Inc., Carl's Mid South
               Rent-All Center Incorporated, Falconite Rebuild Center,
               Inc., Falconite Aviation, Inc., McCurry & Falconite
               Equipment Co., Inc. and First Union National Bank, as
               Agent.                                                       (2)
      4.9      Junior Subordinated Convertible Promissory Note, dated
               September 17, 1998, in the principal amount of $15,000,000   (3)
      4.10     Indenture dated December 11, 1998 by and among the
               Company, the Subsidiary Guarantors and Harris Savings and
               Trust Company, as trustee.                                   (4)
      4.11     Forms of Series C and Series D 10% Senior Subordinated
               Notes (contained in Exhibit 4.10 as Exhibit A thereto).      (4)
      4.12     Form of Subsidiary Guarantee relating to Series C and
               Series D 10% Senior Subordinated Notes (contained in
               Exhibit 4.10 as Exhibit D thereto).                          (4)
      4.13     Registration Rights Agreement dated as of December 11,
               1998 among the Company, Albany Ladder Company, Inc., BAT
               Acquisition Corp., Carl's Mid South Rent-All Center
               Incorporated, Falconite Aviation, Inc., Falconite
               Equipment, Inc., Falconite, Inc., Falconite Rebuild
               Center, Inc., McCurry & Falconite Equipment Co., Inc., M&M
               Properties, Inc., NES Acquisition Corp., NES East
               Acquisition Corp., NES Michigan Acquisition Corp., Rebel
               Studio Rentals, Inc., Shaughnessy Crane Service, Inc. and
               the initial purchasers named therein.                        (4)
      4.14     Purchase Agreement dated as of December 8, 1998 among the
               Company, Albany Ladder Company, Inc., BAT Acquisition
               Corp., Carl's Mid South Rent-All Center Incorporated,
               Falconite Aviation, Inc., Falconite Equipment, Inc.,
               Falconite, Inc., Falconite Rebuild Center, Inc., McCurry &
               Falconite Equipment Co., Inc., M&M Properties, Inc., NES
               Acquisition Corp., NES East Acquisition Corp., NES
               Michigan Acquisition Corp., Rebel Studio Rentals, Inc.,
               Shaughnessy Crane Service, Inc. and the initial purchasers
               named therein.                                               (4)
      4.15     Registration Rights Agreement dated as of January 8, 1999
               among the Company, Albany Ladder Company, Inc., BAT
               Acquisition Corp., Carl's Mid South Rent-All Center
               Incorporated, Falconite Aviation, Inc., Falconite
               Equipment, Inc., Falconite, Inc., Falconite Rebuild
               Center, Inc., McCurry & Falconite Equipment Co., Inc., M&M
               Properties, Inc., NES Acquisition Corp., NES East
               Acquisition Corp., NES Michigan Acquisition Corp., Rebel
               Studio Rentals, Inc., Shaughnessy Crane Service, Inc. and
               the initial purchasers named therein.                        (4)
      4.16     Purchase Agreement dated as of January 5, 1999 among the
               Company, Albany Ladder Company, Inc., BAT Acquisition
               Corp., Carl's Mid South Rent-All Center Incorporated,
               Falconite Aviation, Inc., Falconite Equipment, Inc.,
               Falconite, Inc., Falconite Rebuild Center, Inc., McCurry &
               Falconite Equipment Co., Inc., M&M Properties, Inc., NES
               Acquisition Corp., NES East Acquisition Corp., NES
               Michigan Acquisition Corp., Rebel Studio Rentals, Inc.,
               Shaughnessy Crane Service, Inc. and the initial purchasers
               named therein.                                               (4)
     10.1(i)   Professional Services Agreement dated as of June 4, 1996
               by and between the Company and Golder, Thoma, Cressey,
               Rauner Fund IV, L.P.                                         (2)
     10.1(ii)  Amendment No. 1 to Professional Services Agreement dated as of December 31, 1996 between the Company and Golder,
               Thoma, Cressey, Rauner Fund IV, L.P.                         (2)
     10.2      Purchase Agreement dated as of June 4, 1996 between the
               Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P.     (2)

     10.3(i)   Stockholders Agreement dated as of June 4, 1996 by and
               between the Company, Golder, Thoma, Cressey, Rauner Fund
               IV, L.P. and certain Executives named therein.               (2)
     10.3(ii)  Amendment No. 1 to Stockholders Agreement dated December
               31, 1996 by and among the Company, Golder, Thoma, Cressey,
               Rauner Fund IV, L.P. and certain Executives named therein.   (2)
     10.4(i)   Registration Agreement dated as of June 4, 1996 between
               the Company and Golder, Thoma, Cressey, Rauner Fund IV,
               L.P. and certain Executives named therein.                   (2)
     10.4(ii)  Amendment No. 1 to Registration Agreement dated as of
               December 31, 1996 by and among the Company, Golder, Thoma,
               Cressey, Rauner Fund IV, L.P. and certain Executives named
               therein.                                                     (2)
     10.4(iii) Amendment No. 2 to Registration Agreement dated as of July
               24, 1998 by and among the Company, Golder, Thoma, Cressey,
               Rauner Fund IV, L.P. and R & R Rentals, Inc.                 (2)
     10.5(i)   Senior Management Agreement dated as of June 4, 1996
               between the Company and Kevin Rodgers.*                      (2)
     10.5(ii)  Amendment No. 1 to Senior Management Agreement dated
               December 31, 1996 between the Company and Kevin Rodgers.*    (2)
     10.6(i)   Senior Management Agreement dated as of June 4, 1996
               between the Company and Paul Ingersoll.*                     (2)
     10.6(ii)  Amendment No. 1 to Senior Management Agreement dated
               December 31, 1996 between the Company and Paul Ingersoll.*   (2)
     10.7      Senior Management Agreement dated as of December 31, 1996
               between the Company and Dennis O'Connor.*                    (2)
     10.8      Executive Stock Pledge Agreement dated as of June 4, 1996
               between the Company and Kevin Rodgers.                       (2)
     10.9      Executive Stock Pledge Agreement dated as of June 4, 1996
               between the Company and Paul Ingersoll.                      (2)
     10.10     Executive Stock Pledge Agreement dated as of December 31,
               1996 between the Company and Dennis O'Connor.                (2)
     10.11     Promissory Note dated as of January 6, 1997 by Kevin
               Rodgers in favor of the Company in the principal amount of
               $63,232.                                                     (2)
     10.12     Promissory Note dated as of January 6, 1997 by Paul
               Ingersoll in favor of the Company in the principal amount
               of $9,880.                                                   (2)
     10.13     Promissory Note dated as of January 6, 1997 by Dennis
               O'Connor in favor of the Company in the principal amount
               of $19,760.                                                  (2)
     10.14     Securities Transfer Agreement dated as of December 31,
               1996 by and among the Company, Golder, Thoma, Cressey,
               Rauner Fund IV, L.P., Golder, Thoma, Cressey, Rauner Fund
               V, L.P., Kevin Rodgers, Paul Ingersoll and Dennis
               O'Connor.                                                    (2)
     10.15     Asset Purchase Agreement dated as of January 6, 1997 by
               and among NES Acquisition Corp., Industrial Crane
               Maintenance Systems, Inc., Brazos Rental & Tool, Inc.,
               Safe Work Load Products, Inc. and certain stockholders of
               the Sellers referred to therein.                             (2)
     10.16     Stock Purchase Agreement dated as of February 18, 1997 by
               and among Aerial Platforms, Inc., Carter B. Wilson and the
               Company.                                                     (2)
     10.17     Asset Purchase Agreement dated as March 17, 1997 by among
               NES Acquisition Corp., Lone Star Rentals, Inc. and James
               Horsley.                                                     (2)

     10.18     Asset Purchase Agreement dated as of April 1, 1997 by and
               among, BAT Acquisition Corp., BAT Rentals, Inc. and Paul
               B. Bronken.                                                  (2)
     10.19     Asset Purchase Agreement dated as of July 1, 1997 by and
               among NES Acquisition Corp., Sprint Industrial Services,
               Inc., Joseph B. Swinbank and Donald Poarch.                  (2)
     10.20     Stock Purchase Agreement dated as of July 18, 1997 by and
               among MST Enterprises, Inc., the stockholders of MST
               Enterprises, Inc. and National Equipment Services, Inc.      (2)
     10.21     Asset Purchase Agreement dated as of January 16, 1998 by
               and among McNabb Enterprises, Inc., the stockholders of
               McNabb Enterprises, Inc. and BAT Acquisition Corp.           (2)
     10.22     Asset Purchase Agreement dated as of January 23, 1998 by
               and among NES Michigan Acquisition Corp., Grand Hi-Reach,
               Inc. and Allen Baker.                                        (2)
     10.23     Stock Purchase Agreement dated as of January 12, 1998 by
               and among Genpower Pump & Equipment Co., Inc., the
               stockholders of Genpower Pump & Equipment Co., Inc. and
               the Company.                                                 (2)
     10.24     Asset Purchase Agreement dated as of February 4, 1998 by
               and among NES Michigan Acquisition Corp., Work Safe Supply
               Co., Inc., Dan J. Babcock and Kathy Babcock.                 (2)
     10.25     Asset Purchase Agreement dated as of March 2, 1998 by and
               among The Modern Group, Inc., the Stockholders of The
               Modern Group, Inc., Southeast Texas Intermediary, Inc. and
               NES Acquisition Corp.                                        (2)
     10.26     Asset Purchase Agreement dated as of February 9, 1998 by
               and between Cormier Equipment Corporation and NES
               Acquisition Corp.                                            (2)
     10.27     Assignment and Assumption Agreement dated as of March 4,
               1998 among NES Acquisition Corp. and NES East Acquisition
               Corp.                                                        (2)
     10.28     Lease dated January 6, 1997 by and between ES&L Service
               and NES Acquisition Corp.                                    (2)
     10.29     Lease Agreement dated as of May 30, 1990 by and between
               Weeks Super Partnership, LTD and Aerial Platforms, Inc.      (2)
     10.30     Lease Agreement dated as of March 17, 1997 by and between
               James Horsley and NES Acquisition Corp. relating to 3440
               Red Bluff Road, Pasadena, Texas.                             (2)
     10.31     Lease dated as of April 1, 1997 by and between BAT
               Rentals, Inc. and BAT Acquisition Corp.                      (2)
     10.32     Lease Agreement dated as of July 18, 1997 by and between
               March S. Trubitz, Suellen Trubitz and MST Enterprises,
               Inc.                                                         (2)
     10.33     Stock Purchase Agreement dated as of March 9, 1998 by and
               among the Company, Albany Ladder Company, Inc. and the
               stockholders of Albany Ladder Company, Inc.                  (2)
     10.34     Stock Purchase Agreement dated as of April 1, 1998 by and
               among the Company, Falconite, Inc. and the stockholders of
               Falconite, Inc.                                              (2)
     10.35     National Equipment Services, Inc. 1998 Long Term Incentive
               Plan.*                                                       (1)
     10.36     Asset Purchase Agreement dated as of July 24, 1998 by and
               among NES Acquisition Corp., R&R Rentals, Inc. and the
               stockholders of R&R Rentals, Inc.                            (2)
     10.37     Form of Underwriting Agreement among the Company, Salomon
               Smith Barney, Smith Barney, Inc., William Blair & Company,
               L.L.C., Credit Suisse First Boston Corporation, Donaldson,
               Lufkin & Jenrette Securities Corporation and NationsBanc
               Montgomery Securities LLC.                                   (1)

     10.38     Stock Purchase Agreement dated as of September 1, 1998 by
               and among the Company, Shaughnessy Crane Service, Inc. and
               the stockholders of Shaughnessy Crane Service, Inc.          (3)
     10.39     Employment Letter Agreement dated September 10, 1998 by
               and between the Company and James W. O'Neil.                 (5)
     11.1      Statement re Computation of Per Share Earnings. Not
               required because the relevant computations can be clearly
               determined from the material contained in the financial
               statements included herein.
     21.1      Subsidiaries of the Company.
     23.1      Consent of PricewaterhouseCoopers LLP.
     27.1      Financial Data Schedule.

--------
*Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-49223).

(2) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-43553).

(3) Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 1998 (File No. 001-14163).
(4) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-71829).

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 001-14163).

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of National Equipment Services, Inc.

  Our audits of the consolidated financial statements referred to in our report dated February 18, 1999, except as to Note 14, which is as of March 31, 1999, and included in this Form 10-K, also included an audit of the Financial Statement Schedules listed in Item 14 (a)(3) of this Form 10-K. In our opinion, the Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 18, 1999

                                                                      SCHEDULE I

                       NATIONAL EQUIPMENT SERVICES, INC.
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (in thousands)

                                                      December 31, December 31,
                                                          1997         1998
                                                      ------------ ------------
Assets:
  Cash and cash equivalents..........................   $ 34,789     $    --
  Property and equipment, net........................         87          101
  Investment in subsidiaries.........................     86,504      628,003
  Loan origination costs, net........................      6,270       10,023
  Income taxes receivable............................        --        10,571
  Prepaid and other assets, net......................        222        8,797
                                                        --------     --------
    Total assets.....................................   $127,872     $657,495
                                                        ========     ========
Liabilities:
  Accounts payable...................................   $  1,140     $    --
  Accrued interest...................................      1,057        2,099
  Deferred income taxes, net.........................                  11,441
  Accrued expenses and other liabilities.............        420        1,858
  Debt...............................................     98,782      505,231
                                                        --------     --------
    Total liabilities................................    101,399      520,629
                                                        ========     ========
Stockholders' Equity:
  Class A Common stock, $0.01 par, 50,000 shares
   authorized, 0 and 25,011 shares issued and
   outstanding, respectively.........................          1          --
  Class B Common stock, $0.01 par, 150,000 shares
   authorized, 30,108 and 89,900 shares issued and
   outstanding, respectively.........................          1          --
  Common Stock, $0.01 par value, 100,000,000 shares
   authorized, 24,121,885 shares issued and
   outstanding.......................................        --           241
  Additional paid-in capital.........................     25,663      123,564
  Retained earnings (accumulated deficit)............        910       13,163
  Stock subscriptions receivable.....................       (102)        (102)
                                                        --------     --------
    Total stockholders' equity.......................     26,473      136,866
                                                        --------     --------
    Total liabilities and stockholders' equity.......   $127,872     $657,495
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

                       NATIONAL EQUIPMENT SERVICES, INC.
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                       For the Period
                                       from Inception
                                       (June 4, 1996) For the Year For the Year
                                          Through        Ended        Ended
                                        December 31,  December 31, December 31,
                                            1996          1997         1998
                                       -------------- ------------ ------------
Equity in net income of subsidiaries..     $ --          $2,060      $ 15,264
Selling, general and administrative
 expenses.............................       333          1,352         3,507
Non-rental depreciation and
 amortization.........................         3             54            47
                                           -----         ------      --------
Operating income (loss)...............      (336)           654        11,710
Other income, net.....................       --           1,155         2,960
Interest income.......................         4          3,842        24,930
Interest (expense)....................       --          (4,546)      (27,073)
                                           -----         ------      --------
Income (loss) before income taxes and
 extraordinary item...................      (332)         1,105        12,527
Income tax benefit....................      (137)           --         (1,150)
                                           -----         ------      --------
Income (loss) before extraordinary
 item.................................      (195)         1,105        13,677
Extraordinary item-extinguishment of
 debt, net of taxes...................       --             --          1,424
                                           -----         ------      --------
Net income (loss).....................     $(195)        $1,105      $ 12,253
                                           =====         ======      ========


   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
                             (PARENT COMPANY ONLY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                        For the Period
                                        from Inception
                                        (June 4, 1996) For the Year For the Year
                                           Through        Ended        Ended
                                         December 31,  December 31, December 31,
                                             1996          1997         1998
                                        -------------- ------------ ------------
Operating Activities:
  Net income (loss)...................      $(195)      $   1,105     $ 12,253
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization.....          3             447           47
    Undistributed equity income in
     subsidiaries.....................        --           (2,060)         --
    Extraordinary loss on
     extinguishment of long-term debt.        --              --         1,424
    Deferred income taxes, net........        --              --         1,150
    Changes in operating assets and
     liabilities:
      Prepaid and other assets........       (187)            (72)      (3,209)
      Accounts payable................        --            1,140       (1,140)
      Accrued expenses and other
       liabilities....................        110           1,367        2,480
                                            -----       ---------     --------
        Net cash provided by (used in)
         operating activities.........       (269)          1,927       13,005
                                            -----       ---------     --------
Investing Activities:
  Net cash paid for acquisitions......        --          (68,994)    (401,445)
  Investment in subsidiaries..........        --          (15,450)    (120,223)
  Purchases of property and equipment.        (20)            (88)         (51)
                                            -----       ---------     --------
        Net cash used in investing
         activities...................        (20)        (84,532)    (521,719)
                                            -----       ---------     --------
Financing Activities:
  Proceeds from long-term debt........        --          222,307      572,295
  Payments on long-term debt..........        --         (123,526)    (178,213)
  Net proceeds from sales of common
   stock..............................        301          25,263       90,404
  Payments of loan origination costs..        --           (6,662)     (10,561)
                                            -----       ---------     --------
        Net cash provided by financing
         activities...................        301         117,382      473,925
                                            -----       ---------     --------
Net increase in cash and cash
 equivalents..........................         12          34,777      (34,789)
Cash and cash equivalents at beginning
 of period............................        --               12       34,789
                                            -----       ---------     --------
Cash and cash equivalents at end of
 period...............................      $  12       $  34,789     $    --
                                            =====       =========     ========
Supplemental Non-Cash Flow
 Information:
  Cash paid for interest..............      $ --        $   2,707     $ 24,638
                                            =====       =========     ========
  Cash paid for income taxes..........      $ --        $   1,113     $  5,462
                                            =====       =========     ========
  Non-cash issuance of stock..........      $   1       $     101     $    --
                                            =====       =========     ========

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

                       NATIONAL EQUIPMENT SERVICES, INC.
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                              Common Stock                   Retained                  Total
                         ---------------------- Additional   Earnings       Stock      Stock-
                         Common Class A Class B  Paid-In   (Accumulated Subscriptions holders'
                         Stock  Shares  Shares   Capital     Deficit)    Receivable    Equity
                         ------ ------- ------- ---------- ------------ ------------- --------
Shares issued at
 inception
 (June 4, 1996).........  $--    $--     $  1    $    301    $   --         $  (1)    $    301
Net loss................   --     --      --          --        (195)         --          (195)
                          ----   ----    ----    --------    -------        -----     --------
Balance at December 31,
 1996...................   --     --        1         301       (195)          (1)         106
Issuance of common
 stock..................   --       1     --       25,362         --         (101)      25,262
Net income..............   --     --      --          --       1,105          --         1,105
                          ----   ----    ----    --------    -------        -----     --------
Balance at December 31,
 1997...................   --       1       1      25,663        910         (102)      26,473
Issuance of common
 stock..................   241     (1)     (1)     97,901        --           --        98,140
Net income..............   --     --      --          --      12,253          --        12,253
                          ----   ----    ----    --------    -------        -----     --------
Balance at December 31,
 1998...................  $241   $--     $--     $123,564    $13,163        $(102)    $136,866
                          ====   ====    ====    ========    =======        =====     ========




   The accompanying notes are an integral part of these financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                             (PARENT COMPANY ONLY)

            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (Amounts in thousands)

1. Organization and Summary of Significant Accounting Policies

 Organization

  National Equipment Services, Inc. ("the Company") was organized on June 4, 1996 under the laws of Delaware for the purpose of owning and operating equipment rental facilities by means of acquiring existing businesses. The Company is primarily involved in the rental of equipment to construction and industrial users. The Company operates from locations in 24 states.

 Financial statement presentation

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

  Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

 Loan origination costs

  Loan origination costs are stated at cost and amortized to interest expense using the effective interest rate method over the life of the loan. Accumulated amortization related to loan origination costs aggregated $1.3 million and $0.4 million at December 31, 1998 and 1997, respectively.

 Fair value of financial instruments

  The carrying amounts reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of the Senior Subordinated Notes is based on quoted market prices and approximates the carrying value at December 31, 1998. The carrying value of bank debt approximates fair value as the interest on the bank debt is reset every 30 to 90 days to reflect current market rates.

 Derivatives

  The Company uses interest rate swaps to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.


 Income taxes

  Provisions are made to record deferred income taxes in recognition of items reported differently for financial reporting purposes than for federal and state income tax purposes. The Company records deferred income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                       NATIONAL EQUIPMENT SERVICES, INC.
                             (PARENT COMPANY ONLY)

      NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(Continued)
                            (Amounts in thousands)


2. Debt

  Debt consists of the following:

                                                      December 31, December 31,
                                                          1997         1998
                                                      ------------ ------------
      Revolving credit facility loans, interest at
       the federal funds rate plus 0.5% or prime
       rate both plus 1.0%, or the eurodollar rate
       plus 2.25%, due no later than July 1, 2003...    $   --       $168,960
      Term loan, interest at the federal funds rate
       plus 0.5% or prime rate both plus 1.0%, or
       the eurodollar rate plus 2.25%, due no later
       than July 1, 2003............................        --        100,000
      Convertible Note, interest at 8% per annum,
       due September 19, 1999.......................        --         15,000
      Senior subordinated notes, Series B and C,
       interest at 10% payable semi-annually, due
       November 30, 2004............................     98,782       221,271
                                                        -------      --------
                                                        $98,782      $505,231
                                                        =======      ========

  The Company is a holding company with no independent operations and the Company's assets (excluding the common stock of its subsidiaries) are insignificant. All of the Company's subsidiaries make full, unconditional, joint and several guarantees of the Series B Notes and Series C Notes and all of these subsidiaries are wholly-owned by the Company. The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. Additionally, the Company has pledged the stock of all of its subsidiaries as further security for the Company's obligations. The Company's weighted average interest rate was 8.7% and 9.8% in 1998 and 1997, respectively.

  On November 20, 1997, the Company issued $100,000 of 10% Senior Subordinated Notes due 2004 (the "Series A Notes") at a discount netting proceeds of $98,767. The Company accretes the discount over the term of the Series B Notes using the effective interest method. The Series B Notes mature on November 30, 2004. On October 20, 1998, the Company completed its exchange of $100,000 of 10% Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes.

  On December 11, 1998, the Company issued $125,000 of 10% Senior Subordinated Notes, due 2004, Series C (the "Series C Notes") at a discount netting proceeds of $122,288. The Company accretes the original issue discount over the term of the Series C Notes using the effective interest method. The Series C Notes mature on November 30, 2004. Interest on the Series C Notes accrues at a rate of 10% per year and is payable semi-annually on May 30 and November 30 of each year, commencing on May 30, 1999.

  On July 1, 1997, the Company entered into a credit facility agreement with First Union Commercial Corporation (as amended, the "Old Credit Facility"). The Old Credit Facility provided for a secured revolving line of credit of $140,000. In July 1998, the Company entered into a new credit facility with First Union National Bank, as agent, and certain other financial institutions (as amended, the "New Credit Facility"), which provides for a term facility of $100,000 and a revolving credit facility of $300,000. These facilities extend for five years. The interest rates on these facilities are either at the Base Rate (as defined in the Credit Facility) plus the applicable borrowing margin or at LIBOR plus the applicable borrowing margin. The borrowing margin is reset at each quarter and can vary each quarter from 1.50% to 2.50% based upon a certain financial statement ratio. The Company's unused line of credit fee on the New Credit Facility is 0.5%. Proceeds from the New Credit

                       NATIONAL EQUIPMENT SERVICES, INC.
                             (PARENT COMPANY ONLY)

      NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(Continued)
                            (Amounts in thousands)

Facility were used to repay approximately $59,513 of indebtedness under the Company's Old Credit Facility. In conjunction with the extinguishment, the Company reported an extraordinary item of $1,424 ($0.06 per share), net of a tax benefit of $969 related to the write-off of unamortized loan costs associated with the Old Credit Facility.

  On October 20, 1998, the Company entered into an interest rate swap with the bank with a fixed rate of interest at 4.51% on $150,000 of certain variable rate debt, through October 23, 2000, whose fair value approximates $1,388 on December 31, 1998. The interest differential is paid or received on the interest swap monthly and recognized currently as a component of interest expense.

  The Indenture for the Notes and the New Credit Facility contain a number of covenants that, among other things, require the Company to maintain certain financial ratios and set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments and issuances of stock. The Company is currently in compliance with all covenants of the indentures governing the Series B and Series C Notes and the New Credit Facility.

  On September 17, 1998, the Company issued the $15,000 junior subordinated convertible note (the "Convertible Note") in connection with its acquisition of all of the issued and outstanding capital stock of Shaughnessy. The Company issued the Convertible Note to the former stockholders of Shaughnessy. The Convertible Note accrued interest at the rate of 8% per annum and the Company may prepay all or any portion of the outstanding principal amount of the Convertible Note at any time, except as may be prohibited by any debt which is not by its terms on parity with or subordinated to the Convertible Note. In addition, at any time prior to September 17, 1999, the holders of the Convertible Note may elect to convert the principal amount of the Convertible Note, plus accrued interest, into the number of shares of Common Stock equal to such amount divided by $13.00. In the event the Convertible Note has not been prepaid in full or converted into shares of Common Stock as described in the preceding sentence, then on September 17, 1999 the outstanding principal amount of the Convertible Note, plus accrued interest, will automatically convert into a number of shares of Common Stock having a fair market value equal to the principal amount of the Convertible Note plus accrued and unpaid interest.

  The Company's debt matures as follows (in thousands):

      1999............................................................. $ 15,000
      2000.............................................................      --
      2001.............................................................      --
      2002.............................................................      --
      2003.............................................................  268,960
      Thereafter.......................................................  221,271
                                                                        --------
                                                                        $505,231
                                                                        ========

3. Commitments and Contingencies

  The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

                       NATIONAL EQUIPMENT SERVICES, INC.
                             (PARENT COMPANY ONLY)

      NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(Continued)
                            (Amounts in thousands)


4. Related Party Transactions

  Pursuant to a Professional Services Agreement dated January 6, 1997, the Company pays management fees of $200,000 per year and investment fees of 1% of all debt and equity financings of the Company to an affiliate of the Company's majority stockholder, who owned 95.0% of the Class A Common stock and 83% of the Class B Common stock. Total fees paid during the years ended December 31, 1998 and 1997 were $700,000 and $417,000, respectively, and fees owed at December 31, 1998 and 1997 were $117,000 and $630,000, respectively.

  In connection with several of the acquisitions, the Company entered into lease agreements for certain facilities with employees of the Company who were prior owners of the acquired companies. Amounts due under these leases are paid by the Company's subsidiaries.

  Stock subscriptions receivable of $102,000 as of December 31, 1998 and 1997 relate to notes due from officers of the Company relate to purchases of Common Stock and are secured by the purchased shares. Interest on the notes accrues at the federal funds rate and is payable in full at maturity on January 6, 2007 or upon termination of employment. Accrued interest on these notes was $16,000 and $8,000 for the years ended December 31, 1998 and 1997, respectively.

  Additionally, the Company allocates interest expense and management fees to its subsidiaries. Management fees were included in other income totalling $2,960 and $1,155 for the years ended December 31, 1998 and 1997, respectively.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
          Schedule II--Valuation and Qualifying Accounts and Reserves
                      (Amounts in thousands of dollars)*

       Column A          Column B         Column C        Column D   Column E        Column F       Column G   Column H
       --------         ---------- ---------------------- -------- ------------ ------------------- -------- ------------
                                         Additions                                   Additions
                                   ----------------------                       -------------------
                                                  (2)                             (1)       (2)
                                       (1)      Charged                         Charged  Charged to
                        Balance at   Charged    to other            Balance at  to cost    other              Balance at
                        January 1, to cost and accounts--  Write-  December 31,   and    accounts--  Write-  December 31,
Description                1997     expenses    describe    offs       1997     expenses  describe    offs       1998
-----------             ---------- ----------- ---------- -------- ------------ -------- ---------- -------- ------------
Allowance for doubtful
 accounts.............     $ 0        $479        $ 0       $225       $254      $1,940     $829      $433      $2,590
Reserve for obsolete
 inventory............     $ 0        $732        $ 0       $242       $490      $  619     $313      $261      $1,161

-----
*The Company had no valuation or qualifying accounts or reserves at December
  31, 1996.
(2) The amounts in Column F(2) are additions to reserve related to the acquisition of 12 businesses in 1998.