Form 10-Q
period 1999-03-31
NATIONAL EQUIPMENT SERVICES INC
filed 1999-05-17
CIK 1051381

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

                 For the quarterly period ended March 31, 1999

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

                       1603 Orrington Avenue, Suite 1600
                           Evanston, Illinois 60201
                   (Address of principal executive offices)
                                  (Zip code)

                                (847) 733-1000
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 24,123,387 shares of Common Stock ($.01 par value) outstanding as of May 6, 1999.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONAL EQUIPMENT SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                             For the Quarter ended
                                 March 31, 1999

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Balance Sheets at December 31, 1998 and March
          31, 1999 (Unaudited)........................................      3
          Consolidated Statements of Operations for the three months
          ended March 31, 1998 and 1999 (Unaudited)...................      4
          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1998 and 1999 (Unaudited)...................      5
          Notes to Consolidated Financial Statements (Unaudited)......      6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..     11
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings...........................................     12
 Item 2.  Changes in Securities.......................................     12
 Item 3.  Defaults upon Senior Securities.............................     12
 Item 4.  Submission of Matters to a Vote of Security Holders.........     12
 Item 5.  Other Information...........................................     12
 Item 6.  Exhibits and Reports on Form 8-K............................     13
 SIGNATURE.............................................................    14

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                        March 31,  December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (Unaudited)
Assets:
 Cash and cash equivalents............................  $     500    $    344
 Accounts receivable, net of allowance for doubtful
  accounts of $2,590 and $2,848, respectively.........     58,258      53,323
 Inventory, net.......................................     21,744      15,606
 Rental equipment, net................................    398,604     378,254
 Property and equipment, net..........................     31,871      29,016
 Intangible assets, net...............................    223,418     218,959
 Loan origination costs, net..........................     10,824      10,197
 Prepaid and other assets, net........................     57,490      14,784
                                                        ---------    --------
   Total assets.......................................  $ 802,709    $720,483
                                                        =========    ========
Liabilities and Stockholders' Equity:
 Cash overdraft.......................................  $   9,212    $  6,331
 Accounts payable.....................................     26,979      25,665
 Accrued interest.....................................      9,716       2,105
 Accrued expenses and other liabilities...............     37,147      35,680
 Debt.................................................    581,959     513,836
                                                        ---------    --------
   Total liabilities..................................    665,013     583,617
                                                        ---------    --------
Stockholders' Equity:
Common stock, $0.01 par, 100,000,000 shares
 authorized; 24,121,885 and 24,123,387 shares issued,
 respectively.........................................        241         241
Additional paid-in capital............................    123,606     123,564
Retained earnings.....................................     13,951      13,163
Stock subscriptions receivable........................       (102)       (102)
                                                        ---------    --------
   Total stockholders' equity.........................    137,696     136,866
                                                        ---------    --------
   Total liabilities and stockholders' equity.........  $ 802,709    $720,483
                                                        =========    ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                                  For the Three
                                                                  Months Ended
                                                                    March 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
Revenues:
 Rental revenues................................................ $59,902 $15,815
 Rental equipment sales.........................................   6,892   1,742
 New equipment sales and other..................................  20,738   4,594
                                                                 ------- -------
   Total revenues...............................................  87,532  22,151
                                                                 ------- -------
Cost of Revenues:
 Rental equipment depreciation..................................  12,931   2,727
 Cost of rental equipment sales.................................   4,724   1,037
 Cost of new equipment sales....................................   7,613   2,187
 Other operating expenses.......................................  27,026   7,549
                                                                 ------- -------
   Total cost of revenues.......................................  52,294  13,500
                                                                 ------- -------
Gross profit....................................................  35,238   8,651
Selling, general and administrative expenses....................  18,063   4,531
Non-rental depreciation and amortization........................   3,301     807
                                                                 ------- -------
Operating income................................................  13,874   3,313
Other income, net...............................................     207      77
Interest expense, net...........................................  12,722   3,100
                                                                 ------- -------
Income before income taxes......................................   1,359     290
Income tax expense..............................................     571     151
                                                                 ------- -------
Net income...................................................... $   788 $   139
                                                                 ======= =======
Basic earnings per common share................................. $  0.03 $  0.01
                                                                 ======= =======
Average number of common shares used in basic calculation.......  23,311  15,050
                                                                 ======= =======
Diluted earnings per common share............................... $  0.03 $  0.01
                                                                 ======= =======
Average number of common shares used in diluted calculation.....  24,123  16,122
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

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Operating Activities:
Net income................................................ $    788  $    139
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization............................   16,232     3,809
 Gain on sale of equipment................................      (63)     (719)
 Changes in operating assets and liabilities:
  Accounts receivable.....................................   (3,006)     (737)
  Inventory...............................................   (6,025)     (413)
  Prepaid and other assets................................   (1,857)     (795)
  Accounts payable........................................    3,666     3,229
  Accrued expenses and other liabilities..................    7,918     3,148
                                                           --------  --------
Net cash provided by operating activities.................   17,653     7,661
                                                           --------  --------
Investing Activities:
Net cash paid for acquisitions............................  (50,854) (110,086)
Purchases of rental equipment.............................  (35,281)  (12,385)
Proceeds from sale of rental equipment....................    3,846     1,742
Purchases of property and equipment.......................   (4,706)     (159)
Proceeds from sale of property and equipment..............      961        16
                                                           --------  --------
Net cash used in investing activities.....................  (86,034) (120,872)
                                                           --------  --------
Financing Activities:
Proceeds from long-term debt..............................  141,000    81,154
Payments on long-term debt................................  (72,505)      --
Net proceeds from sale of common stock....................       42       248
Payments of loan origination costs........................      --       (100)
                                                           --------  --------
Net cash provided by financing activities.................   68,537    81,302
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents......      156   (31,909)
Cash and cash equivalents at beginning of period..........      344    35,682
                                                           --------  --------
Cash and cash equivalents at end of period................ $    500  $  3,773
                                                           ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1. Organization

  National Equipment Services, Inc. (the "Company") was organized on June 4, 1996 under the laws of Delaware for the purpose of owning and operating equipment rental facilities by means of acquiring existing businesses. The Company is primarily involved in the rental of equipment to construction and industrial users and operates from locations in 29 states.

2. Basis of presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

3. Earnings per share

  The Company's earnings per share for the three months ended March 31, 1998 and 1999 is calculated as follows:

                                                For the Three Months Ended
                                                         March 31,
                                                -----------------------------
                                                    1999            1998
                                                -------------   -------------
                                                 (unaudited)     (unaudited)
   Net income..................................   $         788   $         139
                                                  =============   =============
   Basic weighted average shares...............          23,311          15,050
   Effect of dilutive securities
     Unvested stock............................             812           1,072
                                                  -------------   -------------
   Diluted weighted average shares.............          24,123          16,122
                                                  =============   =============
   Basic EPS...................................   $        0.03   $        0.01
                                                  =============   =============
   Diluted EPS.................................   $        0.03   $        0.01
                                                  =============   =============

  If the dilution of the Company's convertible debt were included in the above calculation, the weighted average shares outstanding would have been 25,575 and the earnings available to common stockholders would have been $962 resulting in a diluted earnings per share of $.04. However, the effects on earnings per share of the convertible debt have been excluded from the above calculation because the net effect is antidilutive.

4. Acquisitions

  As more fully disclosed in the Company's Form 10-K for the year ended December 31, 1998, the Company completed twelve acquisitions, accounted for as purchases, at various times during 1998. In 1999, the Company purchased the following rental equipment companies:

      Acquisition
      Date            Company                       Location     Purchase Price
      -----------     -------------------------- --------------- --------------
      March 1, 1999   Barricade Light and Rental Phoenix, AZ        $ 9,000
      March 17, 1999  Mayer-Hammant              New Orleans, LA    $26,000
      March 19, 1999  Wellesley Crane Service    Boston, MA         $16,000

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (in thousands, except per share data)

  The following pro forma financial information represents the unaudited pro forma results of operations as if the aforementioned acquisitions had been completed on January 1, 1998 and January 1, 1999, respectively, after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and other assets, interest expense for acquisition debt and amortization of related intangibles and goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates, nor are the results indicative of the Company's future results of operations.

                                                                For the Three
                                                                Months Ended
                                                                  March 31,
                                                               ---------------
                                                                1999    1998
                                                               ------- -------
                                                                 (Unaudited)
      Revenues................................................ $93,249 $70,256
      Operating income........................................ $14,587 $ 9,515
      Net income.............................................. $ 1,054 $(2,008)
      Basic earnings per share................................ $  0.04 $ (0.08)
      Diluted earnings per share.............................. $  0.04 $ (0.08)

5. Inventory

  Inventory consists of the following:

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
      New equipment......................................  $12,825    $ 7,431
      Parts..............................................    7,895      7,790
      Other..............................................    2,270      1,546
                                                           -------    -------
                                                            22,990     16,767
      Less: reserve......................................   (1,246)    (1,161)
                                                           -------    -------
                                                           $21,744    $15,606
                                                           =======    =======

6. Debt

  On November 20, 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004, Series A (the "Series A Notes"). In conjunction with the initial public offering in July 1998, the Company entered into a new credit facility which provides for a term facility of $100,000 and a revolving credit facility of $300,000. On October 20, 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes.

  On September 17, 1998, the Company issued a $15,000 junior subordinated convertible note in connection with its acquisition of all of the issued and outstanding capital stock of Shaughnessy. The note, issued to the former stockholders of Shaughnessy, accrues interest at a rate of 8% per annum, and the Company may prepay all or any portion of the outstanding principal amount at any time. In addition, the holders of the note may elect to convert the principal amount of the note, plus accrued interest, into the number of shares of the Company's Common Stock equal to such amount divided by $13.00. If, on September 17, 1999, the note has not been prepaid or converted, then the outstanding principal amount of the note, plus accrued interest, will automatically convert into a number of shares of Common Stock having a fair market value equal to such amount.

  On December 11, 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the "Series C Notes"), and on January 8, 1999, the Company issued $50,000 of additional Series C Notes.

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (in thousands except per share data)
  On March 16, 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), which have been registered for public trading, for the Series C Notes.

  The indentures for the Series B Notes and the Series D Notes and the credit facility contain a number of covenants that, among other things, require the Company to maintain certain financial ratios and set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments and issuances of stock. The Company is currently in compliance with all covenants of the indentures governing the Series B Notes, the Series D Notes and the credit facility.

  The Company is a holding company with no independent operations, and the Company's assets (excluding the common stock of its subsidiaries) are insignificant. All of the Company's subsidiaries make full, unconditional, joint and several guarantees of the Series B Notes and the Series D Notes, and all of these subsidiaries are directly or indirectly wholly-owned by the Company. The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors.

7. Common Stock

  On June 4, 1996, in connection with the Company's formation, the Company authorized 25 shares of Class A Common Stock (24 of which were reserved for issuance to the Company's majority stockholder), par value $0.01, and 150 shares of Class B Common Stock (75 of which were reserved for issuance to the Company's majority stockholder), par value $0.01. On October 28, 1997, the authorized shares of Class A Common Stock were increased to 50.

  In connection with its initial public offering of 7,000 shares of Common Stock on July 13, 1998, the Company exchanged all of its Class A and Class B Common Stock for newly established Common Stock. The Class A and Class B Common Stock was converted into an aggregate of 115 shares of newly established Common Stock. Each share of newly established Common Stock was then split into 0.139 shares of Common Stock. In conjunction with the July 1998 acquisitions of Falconite and R&R Rentals, the Company issued 278 and 296 shares of the Common Stock, respectively. On August 19, 1998, NES sold 375 additional shares of its Common Stock in connection with the underwriters' exercise of their over-allotment option.

8. Subsequent events

  On April 1, 1999, the Company completed the acquisition of The Mike Madrid Company, a traffic safety rental company in Indiana, and Advanced Warnings, a traffic safety rental company in Oklahoma. The aggregate price for these two purchases was $12,750.

  On April 27, 1999, the Company entered into an agreement whereby the Company will issue and sell up to 100 shares of new Senior Redeemable Convertible Preferred Stock, Series A ("Preferred Shares") for proceeds of up to $100,000. Each Preferred Share will be convertible at the option of the holder into the Company's Common Stock in accordance with a formula equal to $1,000 per share divided by a conversion price of $13.00 per share, subject to adjustment. If, at any time after one year from the issue date of the Preferred Shares, the arithmetic average of the closing market price of the Company's Common Stock as reported on the New York Stock Exchange over a 60 consecutive trading day period equals or exceeds $20.00, subject to adjustment, the Company will have the right, during the 60 day period after the end of such 60 day period, to require all holders of Preferred Shares to convert all of their shares into Common Stock according to the above formula. Based upon the initial conversion price of $13.00 per share, the 100 Preferred Shares would be convertible into 7,692 shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

  The following table sets forth, for the periods indicated, information derived from the combined and historical consolidated statements of operations of the Company expressed as a percentage of total revenues.

                                                                      Three
                                                                     Months
                                                                      Ended
                                                                    March 31,
                                                                   ------------
                                                                   1998   1999
                                                                   -----  -----
Rental revenues...................................................  71.4%  68.4%
Rental equipment sales............................................   7.9    7.9
New equipment sales and other.....................................  20.7   23.7
                                                                   -----  -----
Total revenues.................................................... 100.0  100.0
Cost of revenues..................................................  60.9   59.7
                                                                   -----  -----
Gross profit......................................................  39.1   40.3
Selling, general and administrative expenses......................  20.5   20.6
Non-rental depreciation and amortization..........................   3.6    3.8
                                                                   -----  -----
Operating income..................................................  15.0   15.9
Other income, net.................................................   0.3    0.2
Interest expense, net.............................................  14.0   14.5
                                                                   -----  -----
Income before income taxes........................................   1.3    1.6
Income tax expense................................................   0.7    0.7
                                                                   -----  -----
Net income........................................................   0.6%   0.9%
                                                                   =====  =====

Historical Results of Operations

  The Company's historical financial statements included herein cover the three months ended March 31, 1998 and 1999. The Company believes that comparison of its historical results for such periods are not meaningful given the fact that (i) the Company completed eleven acquisitions at different times during 1998 and (ii) the Company completed three acquisitions during the first three months of 1999.

Results of Operations for the Three Months Ended March 31, 1998 and 1999

  Revenues. Total revenues increased from $22,151 to $87,532 from the first quarter of 1998 to the first quarter of 1999. Rental revenues increased from $15,815 to $59,902. The increases were primarily the result of the acquisition of additional businesses after the first quarter of 1998 as well as the inclusion in 1999 of a full quarter's results for the businesses acquired during 1998.

  Gross Profit. Gross profit increased from $8,651 to $35,238 from the first quarter of 1998 to the first quarter of 1999. Gross margin increased from 39.1% to 40.3%. This margin improvement was primarily the result of increased higher margin rental revenues as a percentage of total revenues.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $4,531 to $18,063 from the first quarter of 1998 to the first quarter of 1999. As a percentage of total revenues, selling, general and administrative expenses increased from 20.5% to 20.6%.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased from $807 to $3,301 from the first quarter of 1998 to the first quarter of 1999 due to increased amortization expense from the acquisition of additional businesses.

  Operating Income. As a result of the foregoing, operating income increased from $3,313 for the first quarter of 1998 to $13,874 or 15.9% of total revenues for the first quarter of 1999.

  Interest Expense, Net. Interest expense, net increased from $3,100 to $12,722 from the first quarter of 1998 to the first quarter of 1999. This increase was due to additional debt necessary to complete the Company's strategy of acquiring additional businesses.

  Income Tax Expense. Income tax expense increased from $151 to $571 from the first quarter of 1998 to the first quarter of 1999.

Liquidity and Capital Resources

  The Company's primary capital requirements are for the purchase of new rental equipment fleet and for acquisitions. The Company's other capital expenditures consist of the purchase of vehicles used for delivery and maintenance and property, plant and equipment. The Company purchases rental fleet throughout the year to replace equipment which has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $157,500 and $35,281 in 1998 and the first three months of 1999, respectively. The Company's purchases for rental fleet are expected to be approximately $120,000 in 1999.

  For the three months ended March 31, 1998 and 1999, the Company's net cash provided by operations was $7,661 and $17,653, respectively. For the three months ended March 31, 1998 and 1999, the Company's net cash used in investing activities was $120,872 and $86,034, respectively. For the three months ended March 31, 1998 and 1999, the Company's net cash provided by financing activities was $81,302 and $68,537, respectively. Net cash provided by financing activities consists of equity capital provided by Golder, Thoma, Cressey, Rauner Fund V, L.P. and members of management, proceeds from the Company's initial public offering of Common Stock, net borrowings under the Company's credit facility and indebtedness under the indentures relating to the Series B Notes and the Series D Notes.

  In July 1998, the Company entered into its credit facility which provides for a term facility to the Company of $100,000 of term loans and a revolving credit facility to the Company for up to $300,000 of revolving loans, subject to availability based on certain financial tests including a borrowing base, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. As of March 31, 1999, $291,312 was outstanding under the credit facility.

  The Company believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy, including acquisitions. Over the long-term, the Company will need additional financing to continue its acquisition strategy.

Year 2000 Software Issue

  As a part of the Company's strategic information system plan, management selected one information system to serve as the common system platform for all operating units. This common system platform is Year 2000 compliant. During 1998 and the first quarter of 1999, in accordance with its plan, the Company migrated several of the Company's operating units successfully to this new system. The Company expects to complete the migration of the remainder of its operating units to the common system platform by June 1999. The Company has invested approximately $1,295 to date relating to this migration, and management estimates that the Company will invest an additional $520 in the future to complete the conversion of its remaining operating units to this common platform. Substantially all costs associated with this migration will be capitalized. As a result of this conversion, all operating units, transactions processing and operating systems will be Year 2000 compliant.

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

Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management's current judgement on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by the Company or expressed in the Company's forward-looking statements. These factors include, without limitation, the Company's ability to successfully integrate acquired businesses; changes in market price or market demand; loss of business from customers; unanticipated expenses; changes in financial markets; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's credit facility provides the Company with a $100 million term loan and permits the Company to borrow up to an additional $300 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at either a specified base rate plus the applicable borrowing margin or at LIBOR plus the applicable borrowing margin. At May 6, 1999, the Company had total borrowings under the credit facility and the term loan of $328 million, $178 million of which were subject to interest rate risk. Each 1.0% increase in interest rates on the unhedged variable rate debt would impact pretax earnings by approximately $1.8 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5. OTHER INFORMATION

  Senior Subordinated Notes due 2004, Series C. On December 11, 1998, the Company issued $125.0 million of Senior Subordinated Notes due 2004, Series C (the "Series C Notes") in a private placement, and on January 8, 1999, the Company issued $50.0 million of additional Series C Notes in a private placement. On March 16, 1999, the Company completed its exchange of $175.0 million of Senior Subordinated Notes due 2004, Series D, which have been registered for public trading, for the Series C Notes.

  Senior Redeemable Convertible Preferred Stock, Series A. The Company entered into a Purchase Agreement, dated April 27, 1999, with each of The 1818 Fund, L.P., Co-Investment Partners, L.P., Erie Indemnity Company, Erie Insurance Exchange and Aquila Limited Partnership (collectively, the "Purchasers") pursuant to which the Company agreed to issue, and the Purchasers agreed to acquire, up to 100,000 shares of the Company's new Senior Redeemable Convertible Preferred Stock, Series A (the "Preferred Shares") in exchange for an aggregate amount of cash of up to $100.0 million (the "Transaction"). The Transaction is expected to take place in two separate phases. In the first closing on May 14, 1999, the Company issued 60,000 Preferred Shares to the Purchasers in exchange for $60.0 million in cash ("Phase I"). Upon consummation of the second closing, the Company expects to issue up to 40,000 additional Preferred Shares to the Purchasers in exchange for up to $40.0 million in cash ("Phase II").

  Each Preferred Share is convertible at the option of the holder into the Company's Common Stock in accordance with a formula equal to $1,000 per share divided by a conversion price of $13.00 per share, subject to adjustment. If, at any time after one year from the issue date of the Preferred Shares, the arithmetic average of the closing market price of the Company's Common Stock as reported on the New York Stock Exchange over a 60 consecutive trading day period equals or exceeds $20.00, subject to adjustment, the Company will have the right, during the 60 day period after the end of such 60 day period, to require all holders of Preferred Shares to convert all of their shares into Common Stock according to the above formula. The Preferred Shares will be voted with the Company's Common Stock on an as converted basis. The holders of Preferred Shares have the right to designate one member to the Board of Directors. In connection with the closing of Phase I, the Board of Directors appointed Lawrence C. Tucker, the designee of the holders of Preferred Shares, to the Board.

  The Preferred Shares are unregistered and, in addition to any resale limitations imposed by the Securities Act of 1933, as amended (the "Securities Act"), are subject to certain restrictions on transfer. The Purchasers have certain rights to require the Company to register their Preferred Shares under the Securities Act in the future.

  Consummation of Phase II is subject to customary conditions, including the approval by the Company's stockholders of the Transaction. In the event that the Company does not obtain such stockholder approval, the Company will not consummate Phase II.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  See Index of Exhibits. The Company did not file any Current Reports on Form 8-K for the quarterly period ended March 31, 1999.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 1999.


                                          National Equipment Services, Inc.

                                                  /s/ Dennis O'Connor
                                          By: _________________________________
                                                      Dennis O'Connor
                                                  Chief Financial Officer


Form 10-Q: For the quarter ended March 31, 1999.

                               INDEX OF EXHIBITS

 Exhibit
 Number                       Description of Document
 -------                      -----------------------
 10.1    Stock Purchase Agreement dated February 26, 1999 among National
         Equipment Services, Inc. and Dick Cole and Penelope A. Cole as
         Co-Trustees of the Cole Family Trust U/A/D 11/20/1994.
 10.2    Purchase Agreement dated as of March 2, 1999 by and among
         National Equipment Services, Inc., Mayer-Hammant Equipment,
         L.L.C. and the Members of Mayer-Hammant Equipment, L.L.C.
 10.3    Stock Purchase Agreement dated as of March 19, 1999 by and among
         Shaughnessy Crane Service, Inc. and the Stockholders of
         Wellesley Crane Service Co., Inc.
 10.4    Stock Purchase Agreement dated April 27, 1999 by and among
         National Equipment Services, Inc., The 1818 Fund III, L.P., Co-
         Investment Partners, L.P., Erie Indemnity Company, Erie
         Insurance Exchange and Aquila Limited Partnership.
 11.1    Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
 21.1    Subsidiaries of the Company.(1)
 27.1    Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14163).