Form 10-Q
period 1999-06-30
NATIONAL EQUIPMENT SERVICES INC
filed 1999-08-16
CIK 1051381

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

                 For the quarterly period ended June 30, 1999

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 24,123,387 shares of Common Stock ($.01 par value) outstanding as of August 13, 1999.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONAL EQUIPMENT SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                             For the Quarter ended
                                 June 30, 1999

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Balance Sheets at June 30, 1999 (Unaudited) and
          December 31, 1998 ..........................................       3
          Consolidated Statements of Operations for the three and six
          months ended June 30, 1999 and 1998 (Unaudited).............       4
          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998 (Unaudited)....................       5
          Notes to Consolidated Financial Statements (Unaudited)......       6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      10
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..      12
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings...........................................      13
 Item 2.  Changes in Securities.......................................      13
 Item 3.  Defaults upon Senior Securities.............................      13
 Item 4.  Submission of Matters to a Vote of Security Holders.........      14
 Item 5.  Other Information...........................................      14
 Item 6.  Exhibits and Reports on Form 8-K............................      14
 SIGNATURE.............................................................     15

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                        June 30,   December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (Unaudited)
Assets:
 Cash and cash equivalents............................  $    478     $    344
 Accounts receivable, net of allowance for doubtful
  accounts of $2,722 and $2,590, respectively.........    73,864       53,323
 Inventory, net.......................................    21,056       15,606
 Rental equipment, net................................   481,787      378,254
 Property and equipment, net..........................    41,853       29,016
 Intangible assets, net...............................   252,711      218,959
 Loan origination costs, net..........................    10,203       10,197
 Prepaid and other assets, net........................    20,102       14,784
                                                        --------     --------
   Total assets.......................................  $902,054     $720,483
                                                        ========     ========
Liabilities and Stockholders' Equity:
 Cash overdraft.......................................  $    --      $  6,331
 Accounts payable.....................................    24,217       25,665
 Accrued interest.....................................     4,201        2,105
 Accrued expenses and other liabilities...............    43,960       35,680
 Debt.................................................   591,025      513,836
                                                        --------     --------
   Total liabilities..................................   663,403      583,617
                                                        --------     --------
Convertible preferred stock...........................    95,000          --
                                                        --------     --------
Stockholders' Equity:
Common stock, $0.01 par, 100,000 shares authorized;
 24,123 shares issued.................................       241          241
Additional paid-in capital............................   123,606      123,564
Retained earnings.....................................    19,906       13,163
Stock subscriptions receivable........................      (102)        (102)
                                                        --------     --------
   Total stockholders' equity.........................   143,651      136,866
                                                        --------     --------
   Total liabilities and stockholders' equity.........  $902,054     $720,483
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

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                            For the Three       For the Six
                                             Months Ended       Months Ended
                                               June 30,           June 30,
                                           -----------------  -----------------
                                             1999     1998      1999     1998
                                           --------  -------  --------  -------
Revenues:
 Rental revenues.........................  $ 78,927  $30,596  $138,829  $46,411
 Rental equipment sales..................     6,397    2,370    13,289    4,112
 New equipment sales and other...........    24,519   11,164    45,257   15,758
                                           --------  -------  --------  -------
   Total revenues........................   109,843   44,130   197,375   66,281
                                           --------  -------  --------  -------
Cost of Revenues:
 Rental equipment depreciation...........    14,729    5,104    27,660    7,831
 Cost of rental equipment sales..........     4,264    1,317     8,988    2,354
 Cost of new equipment sales.............     8,094    6,294    15,707    8,481
 Other operating expenses................    34,892   13,964    61,918   21,513
                                           --------  -------  --------  -------
   Total cost of revenues................    61,979   26,679   114,273   40,179
                                           --------  -------  --------  -------
Gross profit.............................    47,864   17,451    83,102   26,102
Selling, general and administrative
 expenses................................    20,173    7,421    38,236   11,951
Non-rental depreciation and amortization.     4,272    1,262     7,573    2,069
                                           --------  -------  --------  -------
Operating income.........................    23,419    8,768    37,293   12,082
Other income, net........................       460       76       667      153
Interest expense, net....................   (13,612)  (4,936)  (26,334)  (8,036)
                                           --------  -------  --------  -------
Income before income taxes...............    10,267    3,908    11,626    4,199
Income tax expense.......................     4,312    1,583     4,883    1,734
                                           --------  -------  --------  -------
Net income...............................  $  5,955  $ 2,325  $  6,743  $ 2,465
                                           ========  =======  ========  =======
Basic earnings per common share..........  $   0.25  $  0.15  $   0.29  $  0.17
                                           ========  =======  ========  =======
Average number of common shares used in
 basic calculation.......................    23,376   15,131    23,344   14,977
                                           ========  =======  ========  =======
Diluted earnings per common share........  $   0.22  $  0.14  $   0.26  $  0.15
                                           ========  =======  ========  =======
Average number of common shares used in
 diluted calculation.....................    28,412   16,171    26,983   16,146
                                           ========  =======  ========  =======


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                              For the Six
                                                             Months Ended
                                                               June 30,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Operating Activities:
Net income................................................ $  6,743  $  2,465
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization............................   35,233     9,900
 Gain on sale of rental equipment.........................   (4,301)   (1,758)
 Gain on sale of property and equipment...................      (52)      (33)
 Changes in operating assets and liabilities:
  Accounts receivable.....................................  (11,723)   (4,614)
  Inventory...............................................   (3,169)        9
  Prepaid and other assets................................   (5,360)   (2,324)
  Accounts payable........................................   (8,308)    3,778
  Accrued expenses and other liabilities..................    5,119       600
                                                           --------  --------
Net cash provided by operating activities.................   14,182     8,023
                                                           --------  --------
Investing Activities:
Net cash paid for acquisitions............................  (90,233) (110,086)
Purchases of rental equipment.............................  (98,021)  (44,629)
Proceeds from sale of rental equipment....................   13,289     4,112
Purchases of property and equipment.......................  (11,966)   (3,540)
Proceeds from sale of property and equipment..............      652        50
                                                           --------  --------
Net cash used in investing activities..................... (186,279) (154,093)
                                                           --------  --------
Financing Activities:
Proceeds from long-term debt..............................  341,000   111,484
Payments on long-term debt................................ (168,811)      --
Net proceeds from sale of common stock....................       42       (89)
Payments of loan origination costs........................      --        --
                                                           --------  --------
Net cash provided by financing activities.................  172,231   111,395
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents......      134   (34,675)
Cash and cash equivalents at beginning of period..........      344    35,682
                                                           --------  --------
Cash and cash equivalents at end of period................ $    478  $  1,007
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

2. Basis of presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, these unaudited financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company annual report on Form 10-
K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

3. Earnings per share

  The Company's earnings per share for the three and six months ended June 30, 1998 and 1999 is calculated as follows:

                                     For the Three            For the Six
                                 Months Ended June 30,   Months Ended June 30,
                                ----------------------- -----------------------
                                   1999        1998        1999        1998
                                ----------- ----------- ----------- -----------
                                (unaudited) (unaudited) (unaudited) (unaudited)
   Net income..................   $5,955      $2,325      $6,743      $2,465
   Plus: interest on
    convertible debt, net of
    tax........................      174         --          348         --
                                  ------      ------      ------      ------
   Income available to
    stockholders...............   $6,129      $2,325      $7,091      $2,465
                                  ======      ======      ======      ======
   Weighted average shares
    outstanding................   24,123      16,171      24,123      16,146
     Less: unvested stock......      747       1,040         779       1,169
                                  ------      ------      ------      ------
   Basic weighted average
    shares outstanding.........   23,376      15,131      23,344      14,977

   Plus:
     Unvested stock............      747       1,040         779       1,169
     Convertible debt..........    1,414         --        1,414         --
     Convertible preferred
      stock....................    2,875         --        1,446         --
                                  ------      ------      ------      ------
   Diluted weighted average
    shares.....................   28,412      16,171      26,983      16,146
                                  ======      ======      ======      ======
   Basic EPS...................   $ 0.25      $ 0.15      $ 0.29      $ 0.17
                                  ======      ======      ======      ======
   Diluted EPS.................   $ 0.22      $ 0.14      $ 0.26      $ 0.15
                                  ======      ======      ======      ======

4. Acquisitions

  As more fully disclosed in the Company's Form 10-K for the year ended December 31, 1998, the Company completed 12 acquisitions, accounted for as purchases, at various times during 1998. In the first six months of 1999, the Company purchased the following rental equipment companies:

      Acquisition
      Date           Company                        Location     Purchase Price
      -----------    ------------------------   ---------------- --------------
                     Barricade Light and
      March 1, 1999  Rental                     Phoenix, AZ         $ 9,000
      March 17, 1999 Mayer-Hammant              New Orleans, LA      26,000
      March 19, 1999 Wellesley Crane Service    Boston, MA           16,000
      April 1, 1999  Advanced Warnings, Inc.    Muskogee, OK          7,000
      April 1, 1999  The Mike Madrid Company,
                     Inc.,
                     Latshaw Traffic Servic-
                     es, Inc., and Madrid
                     Leasing Corp.              Lafayette, IN         5,750
      May 13, 1999   The Illinois operations
                     of
                     S&R Equipment Co.          Perrysburg, OH       16,300
      June 1, 1999   Elite Rentals              Mont Belvieu, TX     14,000

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (in thousands, except per share data)

  The following pro forma financial information represents the unaudited pro forma results of operations as if the aforementioned 19 acquisitions had been completed on January 1, 1998 and January 1, 1999, respectively, after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and other assets, interest expense for acquisition debt and amortization of related intangibles and goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of these dates, nor are the results indicative of the Company's future results of operations.

                                              For the Three      For the Six
                                               Months Ended     Months Ended
                                                 June 30,         June 30,
                                             ---------------- -----------------
                                               1999    1998     1999     1998
                                             -------- ------- -------- --------
                                               (Unaudited)       (Unaudited)
      Revenues.............................. $112,575 $89,921 $213,250 $163,752
      Operating income...................... $ 24,243 $17,019 $ 39,488 $ 26,245
      Net income (loss)..................... $  5,567 $ 1,194 $  5,805 $ (2,204)
      Basic earnings (loss) per share....... $   0.22 $  0.05 $   0.23 $  (0.09)
      Diluted earnings (loss) per share..... $   0.17 $  0.04 $   0.18 $  (0.09)

5. Inventory

  Inventory consists of the following:

                                                            June
                                                             30,    December 31,
                                                            1999        1998
                                                           -------  ------------
      New equipment....................................... $ 9,170    $ 7,431
      Parts...............................................  10,264      7,790
      Other...............................................   3,557      1,546
                                                           -------    -------
                                                            22,991     16,767
      Less: reserve.......................................  (1,935)    (1,161)
                                                           -------    -------
                                                           $21,056    $15,606
                                                           =======    =======

6. Debt

  On November 20, 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004, Series A (the "Series A Notes"). In conjunction with its initial public offering of Common Stock in July 1998, the Company entered into a new credit facility which provides for a term facility of $100,000 and a revolving credit facility of $300,000. On October 20, 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes.

  On September 17, 1998, the Company issued a $15,000 junior subordinated convertible note in connection with its acquisition of all of the issued and outstanding capital stock of Shaughnessy Crane Service, Inc. ("Shaughnessy"). The note, issued to the former stockholders of Shaughnessy, accrues interest at a rate of 8% per annum, and the Company may prepay all or any portion of the outstanding principal amount at any time. In addition, the holders of the note may elect to convert the principal amount of the note, plus accrued interest, into the number of shares of the Company's Common Stock equal to such amount divided by $13.00. If, on September 17, 1999, the note has not been prepaid or converted, then the outstanding principal amount of the note, plus accrued interest, will automatically convert into a number of shares of Common Stock having a fair market value equal to such amount.

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

7. Convertible Preferred Stock

  On May 14, 1999 and June 18, 1999, the Company issued 60,000 and 40,000 shares, respectively, of Senior Redeemable Convertible Preferred Stock, Series A (the "Preferred Shares") for net proceeds of approximately $95,000. Each Preferred Share is convertible at the option of the holder into a number of shares of the Company's Common Stock equal to $1 divided by the conversion price (the "Conversion Price") then in effect. The Conversion Price is $13.00, subject to adjustment based upon (i) certain issuances of Common Stock at a price per share below the then current Conversion Price and (ii) standard anti-dilution adjustments. Each Preferred Share is convertible at the option of the Company into a number of shares of Common Stock equal to $1 divided by the then current Conversion Price if at any time after one year from the issue date of the Preferred Shares the average closing market price of the Common Stock over a 60 consecutive trading day period equals or exceeds $20.00. The Preferred Shares are voted with the Company's Common Stock on an as converted basis.

  Each holder of Preferred Shares will be entitled to receive dividends and other distributions on a parity with each holder of Common Stock in an amount equal to the dividends per share payable on the number of shares of Common Stock into which such Preferred Shares would be convertible on the record date. On April 30, 2009, the Company will redeem all of the shares of Preferred Stock then outstanding, at a price per share equal to $1 plus an amount per share equal to all declared and unpaid dividends thereon.

  If a change of control occurs, the Company will within 5 business days thereafter offer to purchase from each holder of Preferred Shares all outstanding Preferred Shares then held by such holder at a purchase price equal to the greater of: (A) the amount, if any, that each holder of Preferred Shares would be entitled to receive per share of Common Stock in connection with the change of control if such holder had converted its Preferred Shares and (B) $20.00 in cash per share of Common Stock assuming such holder had converted its Preferred Shares. If a liquidation or winding-up of the Company (other than a change of control) occurs, no distribution will be made to the holders of shares of any class of junior stock (including Common Stock) unless, prior thereto, the holders of Preferred Shares have received an amount per Preferred Share equal to the greater of: (A) $1, plus all declared and unpaid dividends and (B) the proceeds in liquidation that the holders of Preferred Shares would have received in respect of all shares of Common Stock issuable to such holders upon conversion.

8. Common Stock

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

9. Subsequent events

  In August 1999, the Company amended its credit facility to increase the available borrowings from $400,000 to $700,000. All other terms, covenants and conditions of the credit facility are expected to remain substantially unchanged.

  Also in July 1999, the Company completed its acquisition of the assets of Gould & Associates, an Atlanta, Georgia based company engaged in the rental of pumps and related accessories. In August 1999, the Company completed the acquisition of the stock of the Plank Company ("Plank") and the stock of Interstate Traffic Control, Inc. ("ITC"). Plank is a Houston, Texas based trench shielding and shoring rental equipment company. ITC is a traffic safety equipment rental company located in West Virginia. The aggregate purchase price for these acquisitions approximated $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

  The following table sets forth, for the periods indicated, information derived from the combined and historical consolidated statements of operations of the Company expressed as a percentage of total revenues.

                                                                  Six Months
                                            Three Months Ended       Ended
                                                 June 30,          June 30,
                                            --------------------  ------------
                                              1999       1998     1999   1998
                                            ---------  ---------  -----  -----
Rental revenues............................      71.9%      69.3%  70.4%  70.0%
Rental equipment sales.....................       5.8        5.4    6.7    6.2
New equipment sales and other..............      22.3       25.3   22.9   23.8
                                            ---------  ---------  -----  -----
Total revenues.............................     100.0      100.0  100.0  100.0
Cost of revenues...........................      56.4       60.5   57.9   60.6
                                            ---------  ---------  -----  -----
Gross profit...............................      43.6       39.5   42.1   39.4
Selling, general and administrative
 expenses..................................      18.4       16.8   19.4   18.0
Non-rental depreciation and amortization...       3.9        2.8    3.8    3.2
                                            ---------  ---------  -----  -----
Operating income...........................      21.3       19.9   18.9   18.2
Other income, net..........................       0.4        0.2    0.3    0.2
Interest expense, net......................      12.4       11.2   13.3   12.1
                                            ---------  ---------  -----  -----
Income before income taxes.................       9.3        8.9    5.9    6.3
Income tax expense.........................       3.9        3.6    2.5    2.6
                                            ---------  ---------  -----  -----
Net income.................................       5.4%       5.3%   3.4%   3.7%
                                            =========  =========  =====  =====

Historical Results of Operations

  The following discusses the Company's operations for the three and six months ended June 30, 1998 and 1999 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto of the Company included herein and the consolidated financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-K.

  The Company completed twelve acquisitions during 1998, with seven completed during the first six months of the year. Seven additional acquisitions were completed during the first six months of 1999. The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters of the year are typically the most active quarters for the Company.

Results of Operations for the Three and Six Months Ended June 30, 1998 and
1999

  Revenues. Total revenues increased from $44,130 to $109,843 from the second quarter of 1998 to the second quarter of 1999. This represents a 149% increase, 124% of which approximates the impact of the acquisition of additional businesses after the second quarter of 1998. The remaining 25% is attributable to increased volume at rental locations owned for more than one year due to the increased outsourcing demands of customers. Similarly, total revenues increased from $66,281 to $197,375 from the six months ended June 30, 1998 to the comparable period in 1999.

  Gross Profit. Gross profit increased from $17,451 to $47,864 and from $26,102 to $83,102 from the second quarter of 1998 to the second quarter of 1999 and from the first six months of 1998 to the first six months of 1999, respectively. Gross profit as a percentage of total revenues increased from 39.5% to 43.6% and from 39.4% to 42.1% from the second quarter of 1998 to the second quarter of 1999 and from the first six months of 1998 to the first six months of 1999, respectively. This margin improvement was primarily the result of increased rental revenues as a percentage of total revenues. Margins on rental revenues typically exceed those earned on equipment sales.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7,421 to $20,173 from the second quarter of 1998 to the second quarter of 1999 and from $11,951 to $38,236 from the six months ended June 30, 1998 to the six months ended June 30, 1999. As a percentage of total revenues, selling, general and administrative expenses increased from 16.8% to 18.4% and from 18.0% to 19.4% during these respective periods, due to additional expenses incurred in conjunction with the opening of new branches during the end of 1998 and the beginning of 1999.

  Non-rental depreciation and amortization. Non-rental depreciation and amortization increased from $1,262 to $4,272 from the second quarter of 1998 to the second quarter of 1999 and from $2,069 to $7,573 from the six months ended June 30, 1998 to six months ended June 30, 1999 due primarily to increased amortization of goodwill attributable to the acquisitions completed during the second half of 1998 and the first six months of 1999.

  Operating income. As a result of the foregoing, operating income increased from $8,768 to $23,419 and from $12,082 to $37,293 from the second quarter of 1998 to the second quarter of 1999 and from the first six months of 1998 to the first six months of 1999, respectively. Operating income approximated 21.3% and 18.9% of total revenues for the three and six months ended June 30, 1999.

 Interest expense. Interest expense increased from $4,936 to $13,612 from the second quarter of 1998 to the second quarter of 1999 and from $8,036 to $26,334 from the six months ended June 30, 1998 to the six months ended June 30, 1999. This increase was due to additional debt necessary to complete the Company's strategy of acquiring additional businesses.

  Income tax expense. Income tax expense increased from $1,583 to $4,312 from the second quarter of 1998 to the second quarter of 1999 and from $1,734 to $4,883 from the six months ended June 30, 1998 to the six months ended June 30, 1999 due to improved results of operations during the corresponding 1999 periods.

Liquidity and Capital Resources

  The Company's primary capital requirements are for the purchase of new rental equipment fleet and for acquisitions. The Company's other capital expenditures consist of the purchase of vehicles used for delivery and maintenance and property, plant and equipment. The Company purchases rental fleet throughout the year to replace equipment which has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $157,500 and $98,021 in 1998 and the first six months of 1999, respectively. The Company's purchases for rental fleet are expected to be approximately $160,000 in 1999.

  For the six months ended June 30, 1998 and 1999, the Company's net cash provided by operations was $8,023 and $14,182, respectively. For the six months ended June 30, 1998 and 1999, the Company's net cash used in investing activities was $154,093 and $186,279, respectively. For the six months ended June 30, 1998 and 1999, the Company's net cash provided by financing activities was $111,395 and $172,231, respectively. Net cash provided by financing activities consists primarily of borrowings under the Company's credit facility, indebtedness under the indentures relating to the Series B and Series D Notes and proceeds from the sale of the Company's Senior Redeemable Convertible Preferred Stock, Series A.

  In August 1999, the Company amended its credit facility, which currently provides for a term facility to the Company of $100,000 and a revolving credit facility to the Company for up to $600,000, subject to availability based on certain financial tests including a borrowing base, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. As of June 30, 1999, $300,411 was outstanding under the credit facility.

  The Company believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy, including acquisitions. Over the long-term, the Company will need additional financing to continue its acquisition strategy.

Year 2000 Software Issue

  As a part of the Company's strategic information system plan, management selected one information system to serve as the common system platform for all operating units. This common system platform is Year 2000 compliant. In accordance with its plan, the Company has substantially completed the migration of several of the Company's operating units successfully to this new system. The Company has invested approximately $1,495 to date relating to this migration, and management estimates only minimal future investments to complete the conversion to this common platform. Substantially all costs associated with this migration have been and will be capitalized. As a result of this conversion, all operating units, transactions processing and operating systems are expected to be Year 2000 compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's credit facility, as amended, provides the Company with available borrowings up to $700,000 provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at either a specified base rate plus the applicable borrowing margin or at LIBOR plus the applicable borrowing margin. At August 13, 1999, the Company had total borrowings under the credit facility and the term loan of $413,000. $263,000 of which were subject to interest rate risk. Each 1.0% increase in interest rates on the unhedged variable rate debt would impact pretax earnings by approximately $2,630.

  The Company uses interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The interest rate swap fixes the interest rate at 4.51% on $150,000 of variable rate debt through October 23, 2000. The interest differential is paid or received on a monthly basis and recognized currently as a component of interest expense. The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Not applicable.

ITEM 2. CHANGES IN SECURITIES

  Senior Redeemable Convertible Preferred Stock, Series A. Pursuant to a Purchase Agreement, dated April 27, 1999, between the Company and each of The 1818 Fund III, L.P., Co-Investment Partners, L.P., Erie Indemnity Company, Erie Insurance Exchange and Aquila Limited Partnership (collectively, the "Purchasers"), the Company issued, and the Purchasers acquired, an aggregate of 100,000 shares of the Company's new Senior Redeemable Convertible Preferred Stock, Series A (the "Preferred Shares") in exchange for an aggregate of $100.0 million in cash, less a 5% facility fee (the "Transaction"). The Transaction occurred in two separate phases. In the first closing on May 14, 1999, the Company issued 60,000 Preferred Shares to the Purchasers in exchange for $60.0 million in cash, less a 5% facility fee. In the second closing on June 18, 1999, the Company issued 40,000 Preferred Shares to the Purchasers in exchange for $40.0 million in cash, less a 5% facility fee.

  Each Preferred Share is convertible at the option of the holder into the Company's Common Stock in accordance with a formula equal to $1,000 per share divided by a conversion price of $13.00 per share, subject to adjustment. If, at any time after one year from the issue date of the Preferred Shares, the arithmetic average of the closing market price of the Company's Common Stock as reported on the New York Stock Exchange over a 60 consecutive trading day period equals or exceeds $20.00, subject to adjustment, the Company will have the right, during the 60 day period after the end of such 60 day period, to require all holders of Preferred Shares to convert all of their shares into Common Stock according to the above formula. The Preferred Shares are voted with the Company's Common Stock on an as converted basis. The holders of Preferred Shares have the right to designate one member of the Board of Directors. In connection with the first closing on May 14, 1999, the Board of Directors appointed Lawrence C. Tucker, the designee of the holders of Preferred Shares, to the Board.

  Each holder of Preferred Shares will be entitled to receive dividends and other distributions on a parity with each holder of Common Stock in an amount equal to the dividends per share payable on the number of shares of Common Stock into which such Preferred Shares would be convertible on the record date. On April 30, 2009, the Company will redeem all of the shares of Preferred Stock then outstanding, at a price per share equal to $1,000 plus an amount per share equal to all declared and unpaid dividends thereon.

  If a change of control occurs, the Company will within 5 business days thereafter offer to purchase from each holder of Preferred Shares all outstanding Preferred Shares then held by such holder at a purchase price equal to the greater of: (A) the amount, if any, that each holder of Preferred Shares would be entitled to receive per share of Common Stock in connection with the change of control if such holder had converted its Preferred Shares and (B) $20.00 in cash per share of Common Stock assuming such holder had converted its Preferred Shares. If a liquidation or winding-up of the Company (other than a change of control) occurs, no distribution will be made to the holders of shares of any class of junior stock (including Common Stock) unless, prior thereto, the holders of Preferred Shares have received an amount per Preferred Share equal to the greater of: (A) $1,000, plus all declared and unpaid dividends and (B) the proceeds in liquidation that the holders of Preferred Shares would have received in respect of all shares of Common Stock issuable to such holders upon conversion.

  The Preferred Shares are unregistered, and each phase of the Transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering. In addition to any resale limitations imposed by the Securities Act, the Preferred Shares are subject to certain restrictions on transfers. The Purchasers have certain rights to require the Company to register their Preferred Shares under the Securities Act in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual shareholder meeting on June 17, 1999. See
Exhibit 22.1 for a report of the voting on the matters considered at the meeting.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  See Index of Exhibits. The Company did not file any Current Reports on Form 8-K for the quarterly period ended June 30, 1999.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 1999.


                                          National Equipment Services, Inc.

                                                  /s/ Dennis O'Connor
                                          By: _________________________________
                                                      Dennis O'Connor
                                                  Chief Financial Officer


Form 10-Q: For the quarter ended June 30, 1999.

                               INDEX OF EXHIBITS

 Exhibit
 Number                       Description of Document
 -------                      -----------------------
 4.1     Supplemental Indenture [to November 1997 Indenture] dated as of
         April 9, 1999 by and between Barricade Light & Rental, Inc.,
         Mayer-Hammant Equipment, L.L.C., Wellesley Crane Sevice Co.,
         Inc. and Harris Trust and Savings Bank, as Trustee.
 4.2     Supplemental Indenture [to December 1998 Indenture] dated as of
         April 9, 1999 by and between Barricade Light & Rental, Inc.,
         Mayer-Hammant Equipment, L.L.C., Wellesley Crane Sevice Co.,
         Inc. and Harris Trust and Savings Bank, as Trustee.
 10.1    Amended and Restated Registration Agreement made as of June 4,
         1996, and amended and restated as of May 14, 1999, by and among
         National Equipment Services, Inc., Golder, Thoma, Cressey,
         Rauner Fund V, L.P., The 1818 Fund III, L.P., Co-Investment
         Partners, L.P., Erie Indemnity Company, Erie Insurance Exchange,
         Aquila Limited Partnership, GTCR Associates V, Rodgers
         Investment Partners, L.P., R&R Rentals, Falconite Investment
         L.P., St. Louis Travel Corp., and certain Executives and other persons named therein.
 11.1    Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
 21.1    Subsidiaries of the Company.(1)
 22.1    Certificate and Report of Inspector of Election.
 27.1    Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-14163).