Form 10-Q
period 1999-09-30
NATIONAL EQUIPMENT SERVICES INC
filed 1999-11-15
CIK 1051381

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

               For the quarterly period ended September 30, 1999

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 23,781,187 shares of Common Stock ($.01 par value) outstanding as of November 15, 1999.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONAL EQUIPMENT SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                             For the Quarter ended
                               September 30, 1999

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Balance Sheets at September 30, 1999
          (Unaudited) and December 31, 1998 ..........................       3
          Consolidated Statements of Operations for the three and nine
          months ended September 30, 1999 and 1998 (Unaudited)........       4
          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998 (Unaudited)...............       5
          Notes to Consolidated Financial Statements (Unaudited)......       6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      10
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..      12
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings...........................................      13
 Item 2.  Changes in Securities.......................................      13
 Item 3.  Defaults upon Senior Securities.............................      13
 Item 4.  Submission of Matters to a Vote of Security Holders.........      13
 Item 5.  Other Information...........................................      13
 Item 6.  Exhibits and Reports on Form 8-K............................      13
 SIGNATURE.............................................................     14

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (Unaudited)
Assets:
 Cash and cash equivalents..........................  $    6,241     $    344
 Accounts receivable, net of allowance for doubtful
  accounts of $3,768 and $2,590, respectively.......     101,918       53,323
 Inventory, net.....................................      36,550       15,606
 Rental equipment, net..............................     548,604      378,254
 Property and equipment, net........................      51,214       29,016
 Intangible assets, net.............................     343,091      218,959
 Loan origination costs, net........................      11,313       10,197
 Prepaid and other assets, net......................      20,403       14,784
                                                      ----------     --------
   Total assets.....................................  $1,119,334     $720,483
                                                      ==========     ========
Liabilities and Stockholders' Equity:
 Cash overdraft.....................................  $      --      $  6,331
 Accounts payable...................................      53,479       25,665
 Accrued interest...................................      12,798        2,105
 Accrued expenses and other liabilities.............      58,318       35,680
 Debt...............................................     748,402      513,836
                                                      ----------     --------
   Total liabilities................................     872,997      583,617
                                                      ----------     --------
Convertible preferred stock.........................      95,172          --
                                                      ----------     --------
Stockholders' Equity:
Common stock, $0.01 par, 100,000 shares authorized;
 23,953 and 24,123 shares outstanding...............         240          241
Treasury stock at cost, 170 shares..................      (1,541)         --
Additional paid-in capital..........................     123,607      123,564
Retained earnings...................................      28,961       13,163
Stock subscriptions receivable......................        (102)        (102)
                                                      ----------     --------
   Total stockholders' equity.......................     151,165      136,866
                                                      ----------     --------
   Total liabilities and stockholders' equity.......  $1,119,334     $720,483
                                                      ==========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                          For the Three       For the Nine
                                           Months Ended       Months Ended
                                          September 30,       September 30,
                                         -----------------  ------------------
                                           1999     1998      1999      1998
                                         --------  -------  --------  --------
Revenues:
 Rental revenues........................ $ 98,111  $53,839  $236,940  $100,251
 Rental equipment sales.................    7,128    4,085    20,417     8,197
 New equipment sales and other..........   26,865   13,228    72,122    28,986
                                         --------  -------  --------  --------
   Total revenues.......................  132,104   71,152   329,479   137,434
                                         --------  -------  --------  --------
Cost of Revenues:
 Rental equipment depreciation..........   18,286    9,752    45,946    17,581
 Cost of rental equipment sales.........    4,774    2,769    13,762     5,123
 Cost of new equipment sales............   10,232    6,877    25,939    15,358
 Other operating expenses...............   36,666   17,254    98,584    38,766
                                         --------  -------  --------  --------
   Total cost of revenues...............   69,958   36,652   184,231    76,828
                                         --------  -------  --------  --------
Gross profit............................   62,146   34,500   145,248    60,606
Selling, general and administrative
 expenses...............................   26,229   13,668    64,465    25,619
Non-rental depreciation and
 amortization...........................    4,778    2,485    12,351     4,557
                                         --------  -------  --------  --------
Operating income........................   31,139   18,347    68,432    30,430
Other income, net.......................      269      103       936       255
Interest income (expense), net..........  (15,500)  (7,966)  (41,834)  (16,001)
                                         --------  -------  --------  --------
Income before income taxes and
 extraordinary charge...................   15,908   10,484    27,534    14,684
Income tax expense......................    6,681    4,246    11,564     5,981
                                         --------  -------  --------  --------
Income before extraordinary charge......    9,227    6,238    15,970     8,703
Extraordinary charge-extinguishment of
 debt, net of taxes.....................      --     1,424       --      1,424
                                         --------  -------  --------  --------
Net income.............................. $  9,227  $ 4,814  $ 15,970  $  7,279
                                         ========  =======  ========  ========
Basic earnings per common share
 Earnings before extraordinary charge... $   0.39  $  0.29  $   0.68  $   0.51
 Extraordinary charge...................      --      0.07       --       0.09
                                         --------  -------  --------  --------
Net earnings............................ $   0.39  $  0.22  $   0.68  $   0.42
                                         ========  =======  ========  ========
Average number of common shares used in
 basic calculation......................   23,465   21,562    23,362    17,136
                                         ========  =======  ========  ========
Diluted earnings per common share
 Earnings before extraordinary charge... $   0.29  $  0.28  $   0.56  $   0.48
 Extraordinary charge...................      --      0.07       --       0.08
                                         --------  -------  --------  --------
Net earnings............................ $   0.29  $  0.21  $   0.56  $   0.40
                                         ========  =======  ========  ========
Average number of common shares used in
 diluted calculation....................   31,774   22,818    28,834    18,358
                                         ========  =======  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Operating Activities:
Net income..............................................  $  15,970  $   7,279
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization..........................     58,297     22,138
 Gain on sale of rental equipment.......................     (6,655)    (3,074)
 Gain on sale of property and equipment.................       (144)       (46)
 Loss on extinguishment of long-term debt...............        --       1,424
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (20,966)    (8,526)
  Inventory.............................................    (12,068)      (660)
  Prepaid and other assets..............................    (11,800)      (628)
  Accounts payable......................................     15,291        851
  Accrued expenses and other liabilities................     20,220     17,746
                                                          ---------  ---------
Net cash provided by operating activities...............     58,145     36,504
                                                          ---------  ---------
Investing Activities:
Net cash paid for acquisitions..........................   (217,132)  (389,939)
Purchases of rental equipment...........................   (167,165)  (104,391)
Proceeds from sale of rental equipment..................     20,417      8,197
Purchases of property and equipment.....................    (17,662)    (5,132)
Proceeds from sale of property and equipment............      1,227         67
                                                          ---------  ---------
Net cash used in investing activities...................   (380,315)  (491,198)
                                                          ---------  ---------
Financing Activities:
Proceeds from long-term debt............................    513,476    391,060
Payments on long-term debt..............................   (183,910)   (59,513)
Net proceeds from sale of common stock..................         42     98,087
Purchase of treasury stock..............................     (1,541)       --
Payments of loan origination costs......................        --      (9,960)
                                                          ---------  ---------
Net cash provided by financing activities...............    328,067    419,674
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents....      5,897    (35,020)
Cash and cash equivalents at beginning of period........        344     35,682
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $   6,241  $     662
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

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1. Organization

  National Equipment Services, Inc. (the "Company") was organized on June 4, 1996 under the laws of Delaware for the purpose of owning and operating equipment rental facilities by means of acquiring existing businesses. The Company is primarily involved in the rental of equipment to construction and industrial users and operates from locations in 32 states.

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

3. Earnings per share

  The Company's earnings per share for the three and nine months ended September 30, 1999 and 1998 is calculated as follows:

                                      For the Three           For the Nine
                                      Months Ended            Months Ended
                                      September 30,           September 30,
                                 ----------------------- -----------------------
                                    1999        1998        1999        1998
                                 ----------- ----------- ----------- -----------
                                 (unaudited) (unaudited) (unaudited) (unaudited)
   Net income..................    $ 9,227     $4,814      $15,970     $ 7,279
   Less: accretion on preferred
    stock......................       (172)       --          (172)        --
                                   -------     ------      -------     -------
   Net income available to
    common stockholders
    (basic)....................      9,055      4,814       15,798       7,279
   Plus: interest on
    convertible debenture, net
    of tax.....................        --          26          348          26
                                   -------     ------      -------     -------
   Net income available to
    common stockholders
    (diluted)..................    $ 9,055     $4,840      $16,146     $ 7,305
                                   =======     ======      =======     =======
   Weighted average shares
    outstanding................     24,082     22,671       24,109      18,321
     Less: unvested stock......       (617)    (1,109)        (747)     (1,185)
                                   -------     ------      -------     -------
   Basic weighted average
    shares outstanding.........     23,465     21,562       23,362      17,136

   Plus:
     Unvested stock............        617      1,109          747       1,185
     Convertible debt..........        --         147        1,175          37
     Convertible preferred
      stock....................      7,692        --         3,550         --
                                   -------     ------      -------     -------
   Diluted weighted average
    shares.....................     31,774     22,818       28,834      18,358
                                   =======     ======      =======     =======
   Basic EPS...................    $  0.39     $ 0.22      $  0.68     $  0.42
                                   =======     ======      =======     =======
   Diluted EPS.................    $  0.29     $ 0.21      $  0.56     $  0.40
                                   =======     ======      =======     =======

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (in thousands, except per share data)

4. Acquisitions

  As more fully disclosed in the Company's Form 10-K for the year ended December 31, 1998, the Company completed 12 acquisitions, accounted for as purchases, at various times during 1998. In the first nine months of 1999, the Company purchased the following rental equipment companies:

      Acquisition Date   Company                        Location     Purchase Price
      ----------------   ------------------------   ---------------- --------------
                         Barricade Light and
      March 1, 1999      Rental                     Phoenix, AZ         $ 9,000
      March 17, 1999     Mayer-Hammant              New Orleans, LA      26,000
      March 19, 1999     Wellesley Crane Service    Boston, MA           12,000
      April 1, 1999      Advanced Warnings, Inc.    Muskogee, OK          7,000
      April 1, 1999      The Mike Madrid Company,
                         Inc., Latshaw Traffic
                         Services, Inc., and
                         Madrid Leasing Corp.       Lafayette, IN         6,000
      May 13, 1999       The Illinois operations
                         of
                         S&R Equipment Co.          Perrysburg, OH       17,000
      June 1, 1999       Elite Rentals              Mont Belvieu, TX     16,000
      July 6, 1999       Gould & Associates, Inc.   Atlanta, GA           3,000
      August 2, 1999     The Plank Company, LP      Houston, TX          85,000
      August 2, 1999     Interstate Traffic Con-
                         trol, Inc.                 Huntington, WV       12,000
      August 21, 1999    Management Technology
                         America, Ltd.              Scottsdale, AZ       12,000
      August 19, 1999    American Tool Rental
                         Corp.                      Hooksett, NH          4,000
      September 3, 1999  Alternate Construction
                         Controls, Inc.             Romeoville, IL        4,000
      September 17, 1999 L and C Flashing Barri-
                         cades, Inc.                Avon, MA             10,000

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

                                           For the Three       For the Nine
                                           Months Ended        Months Ended
                                          September  30,       September 30,
                                        ------------------- -------------------
                                          1999      1998      1999      1998
                                        --------- --------- --------- ---------
                                            (Unaudited)         (Unaudited)
      Revenues......................... $ 144,148 $ 119,298 $ 392,387 $ 312,725
      Operating income.................    33,378    28,412    77,284    57,854
      Net income.......................    11,035     7,882    19,518     7,719
      Basic earnings per share......... $    0.44 $    0.31 $    0.77 $    0.29
      Diluted earnings per share....... $    0.33 $    0.23 $    0.57 $    0.22

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (in thousands except per share data)

5. Inventory

  Inventory consists of the following:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
      New equipment..................................    $22,359      $ 7,431
      Parts..........................................     10,329        7,790
      Other..........................................      5,996        1,546
                                                         -------      -------
                                                          38,684       16,767
      Less: reserve..................................     (2,134)      (1,161)
                                                         -------      -------
                                                         $36,550      $15,606
                                                         =======      =======

6. Debt

  In conjunction with its initial public offering of Common Stock in July 1998, the Company entered into a new credit facility which provided for a term facility of $100,000 and a revolving credit facility of $300,000. In August 1999, the Company amended its credit facility to increase the available borrowings from $400,000 to $700,000.

  On November 20, 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004, Series A (the "Series A Notes"). On October 20, 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes.

  On September 17, 1998, the Company issued a $15,000 junior subordinated convertible note in connection with its acquisition of all of the issued and outstanding capital stock of Shaughnessy Crane Service, Inc. On July 1, 1999, the Company repaid the note plus accrued interest of $937.

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

7. Convertible Preferred Stock

  On May 14, 1999 and June 18, 1999, the Company issued 60 and 40 shares, respectively, of Senior Redeemable Convertible Preferred Stock, Series A (the "Preferred Shares") for proceeds of approximately $100,000, less a 5% facility fee. Each Preferred Share is convertible at the option of the holder into a number of

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (in thousands except per share data)
shares of the Company's Common Stock equal to $1,000 divided by the conversion price (the "Conversion Price") then in effect. The Conversion Price is $13.00, subject to adjustment based upon (i) certain issuances of Common Stock at a price per share below the then current Conversion Price and (ii) standard anti-dilution adjustments. Each Preferred Share is convertible at the option of the Company into a number of shares of Common Stock equal to $1,000 divided by the then current Conversion Price if at any time after one year from the issue date of the Preferred Shares the average closing market price of the Common Stock over a 60 consecutive trading day period equals or exceeds $20.00. The Preferred Shares are voted with the Company's Common Stock on an as converted basis. The $5,000 facility fee will be accreted over the life of the Preferred Stock.


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

  If a change of control occurs, the Company will within 5 business days thereafter offer to purchase from each holder of Preferred Shares all outstanding Preferred Shares then held by such holder at a purchase price equal to the greater of: (A) the amount, if any, that each holder of Preferred Shares would be entitled to receive per share of Common Stock in connection with the change of control if such holder had converted its Preferred Shares and (B) $20.00 in cash per share of Common Stock assuming such holder had converted its Preferred Shares. If a liquidation or winding-up of the Company (other than a change of control) occurs, no distribution will be made to the holders of shares of any class of junior stock (including Common Stock) unless, prior thereto, the holders of Preferred Shares have received an amount per Preferred Share equal to the greater of: (A) $1,000 plus all declared and unpaid dividends and (B) the proceeds in liquidation that the holders of Preferred Shares would have received in respect of all shares of Common Stock issuable to such holders upon conversion.

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

  In connection with its initial public offering of 7,000 shares of Common Stock on July 13, 1998, the Company exchanged all of its Class A and Class B Common Stock for newly established Common Stock. The Class A and Class B Common Stock was converted into an aggregate of 115 shares of newly established Common Stock. Each share of newly established Common Stock was then split into 139 shares of Common Stock. In conjunction with the July 1998 acquisitions of Falconite and R&R Rentals, the Company issued 278 and 296 shares of the Common Stock, respectively. On August 19, 1998, NES sold 375 additional shares of its Common Stock in connection with the underwriters' exercise of their over-allotment option. In September 1999, the Company's Board of Directors authorized the repurchase of up to 1,500 Shares of Common Stock. During the third quarter of 1999, the Company repurchased 170 shares of Common Stock at a cost of $1,541.

9. Subsequent events

In October 1999, the Company acquired Tropical Ladder & Lifts, Inc., a rental equipment company based in West Palm Beach, FL, Safety Lights Sales and Leasing, Inc., a highway safety company based in Houston, TX, and Cantel Inc., a Portland, OR based traffic safety and trench shoring company, for an aggregate purchase price of approximately $47,900. During the fourth quarter of 1999, the Company repurchased 172 shares of Common Stock at a cost of $1,558.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

  The following table sets forth, for the periods indicated, information derived from the combined and historical consolidated statements of operations of the Company expressed as a percentage of total revenues.

                              Three Months Ended                Nine Months Ended
                                September 30,                     September 30,
                         -------------------------------  --------------------------------
                              1999            1998             1999             1998
                         ---------------  --------------  ---------------  ---------------
Rental revenues......... $ 98,111   74.3% $53,839   75.7% $236,940   71.9% $100,251   72.9%
Rental equipment sales..    7,128    5.4    4,085    5.7    20,417    6.2     8,197    6.0
New equipment sales and
 other..................   26,865   20.3   13,228   18.6    72,122   21.9    28,986   21.1
                         --------  -----  -------  -----  --------  -----  --------  -----
Total revenues..........  132,104  100.0   71,152  100.0   329,479  100.0   137,434  100.0
Cost of revenues........   69,958   53.0   36,652   51.5   184,231   55.9    76,828   55.9
                         --------  -----  -------  -----  --------  -----  --------  -----
Gross profit............   62,146   47.0   34,500   48.5   145,248   44.1    60,606   44.1
Selling, general and
 administrative
 expenses...............   26,229   19.9   13,668   19.2    64,465   19.6    25,619   18.6
Non-rental depreciation
 and amortization.......    4,778    3.6    2,485    3.5    12,351    3.7     4,557    3.3
                         --------  -----  -------  -----  --------  -----  --------  -----
Operating income........   31,139   23.5   18,347   25.8    68,432   20.8    30,430   22.2
Other income, net.......      269    0.2      103    0.1       936    0.3       255    0.2
Interest expense, net...  (15,500)  11.7   (7,966)  11.2   (41,834)  12.7   (16,001)  11.6
                         --------  -----  -------  -----  --------  -----  --------  -----
Income before income
 taxes..................   15,908   12.0   10,484   14.7    27,534    8.4    14,684   10.8
Income tax expense......    6,681    5.0    4,246    6.0    11,564    3.5     5,981    4.4
                         --------  -----  -------  -----  --------  -----  --------  -----
Net income before
 extraordinary charge...    9,227    7.0    6,238    8.7    15,970    4.9     8,703    6.4
Extraordinary charge....      --     --     1,424    2.0       --     --      1,424    1.1
                         --------  -----  -------  -----  --------  -----  --------  -----
Net income.............. $  9,227    7.0% $ 4,814    6.7% $ 15,970    4.9% $  7,279    5.3%
                         ========  =====  =======  =====  ========  =====  ========  =====

Historical Results of Operations

  The following discusses the Company's operations for the three and nine months ended September 30, 1999 and 1998 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto of the Company included herein and the consolidated financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-K.

  The Company completed twelve acquisitions during 1998, eleven of which were completed during the first nine months of the year. Fourteen additional acquisitions were completed during the first nine months of 1999. The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters of the year are typically the most active quarters for the Company.

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

  Revenues. Total revenues increased from $71,152 to $132,104 from the third quarter of 1998 to the third quarter of 1999. This represents an 86% increase, 62% approximates the impact of the acquisition of additional businesses after the second quarter of 1998. The remaining 24% is attributable to increased volume at rental locations owned for more than one year due primarily to the increased outsourcing demands of customers. Similarly, total revenues increased from $137,434 to $329,479 from the nine months ended September 30, 1998 to the comparable period in 1999. This represents a 140% increase, 114% approximates the impact of the acquisition of additional businesses and 26% is attributable to increased volume at rental locations owned previously.

  Gross Profit. Gross profit increased from $34,500 to $62,146 and from $60,606 to $145,248 from the third quarter of 1998 to the third quarter of 1999 and from the first nine months of 1998 to the first nine months of 1999, respectively. Gross profit as a percentage of total revenues decreased from 48.5% to 47.0% from the third quarter of 1998 to the third quarter of 1999. Gross margins remained a consistent 44.1% for the respective nine-month periods.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $13,668 to $26,229 from the third quarter of 1998 to the third quarter of 1999 and from $25,619 to $64,465 from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. As a percentage of total revenues, selling, general and administrative expenses increased from 19.2% to 19.9% and from 18.6% to 19.6% during these respective periods, due to additional expenses incurred in conjunction with the opening of new branches during the end of 1998 and the beginning of 1999.

  Non-rental depreciation and amortization. Non-rental depreciation and amortization increased from $2,485 to $4,778 from the third quarter of 1998 to the third quarter of 1999 and from $4,557 to $12,351 from the nine months ended September 30, 1998 to nine months ended September 30, 1999 due primarily to increased amortization of goodwill attributable to the acquisitions completed during the last three months of 1998 and the first nine months of 1999.

  Operating income. As a result of the foregoing, operating income increased from $18,347 to $31,139 and from $30,430 to $68,432 from the third quarter of 1998 to the third quarter of 1999 and from the first nine months of 1998 to the first nine months of 1999, respectively. Operating income approximated 25.8% and 23.5% of total revenues for the third quarters of 1998 and 1999, respectively.

  Interest expense. Interest expense increased from $7,966 to $15,500 from the third quarter of 1998 to the third quarter of 1999 and from $16,001 to $41,834 from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. This increase was due to additional debt necessary to complete the Company's strategy of acquiring additional businesses.

  Income tax expense. Income tax expense increased from $4,246 to $6,681 from the third quarter of 1998 to the third quarter of 1999 and from $5,981 to $11,564 from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 due to growth in operations during the corresponding 1999 periods.

Liquidity and Capital Resources

  The Company's primary capital requirements are for the purchase of new rental equipment fleet and for acquisitions. The Company's other capital expenditures consist of the purchase of vehicles used for delivery and maintenance and property, plant and equipment. The Company purchases rental fleet throughout the year to replace equipment which has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $157,500 and $168,857 in 1998 and the first nine months of 1999, respectively.

  For the nine months ended September 30, 1999 and 1998, the Company's net cash provided by operations was $58,145 and $36,504, respectively. For the nine months ended September 30, 1999 and 1998, the Company's net cash used in investing activities was $380,315 and $491,198, respectively. For the nine months ended September 30, 1999 and 1998, the Company's net cash provided by financing activities was $328,067 and $419,674, respectively. Net cash provided by financing activities consists primarily of borrowings under the Company's credit facility, indebtedness under the indentures relating to the Series B and Series D Notes, proceeds from the sale of the Company's Senior Redeemable Convertible Preferred Stock, Series A and proceeds from the Company's initial public offering of common stock.

  In August 1999, the Company amended its credit facility, which currently provides for a term facility to the Company of $100,000 and a revolving credit facility to the Company for up to $600,000, subject to availability based on certain financial tests including a borrowing base, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. As of September 30, 1999, $471,500 was outstanding under the credit facility.

  The Company believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy, including acquisitions. Over the long-term, the Company will need additional financing to continue its acquisition strategy.

Year 2000 Software Issue

  As a part of the Company's strategic information system plan, management selected one information system to serve as the common system platform for all operating units. This common system platform is Year 2000 compliant. In accordance with its plan, the Company has completed the migration of all entities acquired through the third quarter of 1999 successfully to this new system. The Company has invested approximately $1,720 to date relating to this migration, and management estimates only minimal future investments to complete the conversion to this common platform. Substantially all costs associated with this migration have been and will be capitalized. As a result of this conversion, all operating units, transactions processing and operating systems are expected to be Year 2000 compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's credit facility, as amended, provides the Company with available borrowings up to $700,000 provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at either a specified base rate plus the applicable borrowing margin or at LIBOR plus the applicable borrowing margin. At November 11, 1999, the Company had total borrowings under the credit facility and the term loan of $551,000, $401,000 of which were subject to interest rate risk. Each 1.0% increase in interest rates on the unhedged variable rate debt would impact pretax earnings by approximately $4,010.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  See Index of Exhibits. On August 17, 1999, the Company filed a Current Report on Form 8-K to report its acquisition of the business of The Plank Companies, L.P. On October 18, 1999, the Company filed an Amendment to such Current Report on Form 8-K to include certain financial statements of The Plank Companies, L.P. and certain pro forma information of the Company pursuant to Items 7(a) and 7(b) of Form 8-K.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 1999.


                                          National Equipment Services, Inc.

                                                  /s/ Dennis O'Connor
                                          By: _________________________________
                                                      Dennis O'Connor
                                                  Chief Financial Officer


Form 10-Q: For the quarter ended September 30, 1999.

                               INDEX OF EXHIBITS

      Exhibit
      Number                    Description of Document
      -------                   -----------------------
        4.1    Amended and Restated Credit Agreement dated as of August
               6, 1999 by and among the Company, as Borrower, NES
               Acquisition Corp., BAT Acquisition Corp., NES East
               Acquisition Corp., NES Michigan Acquisition Corp., Albany
               Ladder Company, Inc., Falconite, Inc., Falconite
               Equipment, Inc., M&M Properties, Inc., Carl's Mid South
               Rent-All Center Incorporated, Falconite Rebuild Center,
               Inc., Falconite Aviation, Inc., McCurry & Falconite
               Equipment Co., Inc., Shaughnessy Crane Service, Inc.,
               Rebel Studio Rentals, Inc., Barricade & Light Rental,
               Inc., Mayer-Hammant Equipment, LLC, Wellesley Crane
               Service, Inc., Gould & Associates, Inc., NES Shoring
               Acquisition, Inc., Plant Management, Inc., The Plank
               Companies, L.P., Richlite, Inc. and Interstate Traffic
               Control, Inc., as Guarantors, certain financial
               institutions, as Lenders, and First Union National Bank,
               as Lender and Agent.
        4.2    Amended and Restated Pledge Agreement dated as of August
               6, 1999 by and among the Company, NES Acquisition Corp.,
               BAT Acquisition Corp., NES East Acquisition Corp., NES
               Michigan Acquisition Corp., Albany Ladder Company, Inc.,
               Falconite, Inc., Falconite Equipment, Inc., M&M
               Properties, Inc., Carl's Mid South Rent-All Center
               Incorporated, Falconite Rebuild Center, Inc., Falconite
               Aviation, Inc., McCurry & Falconite Equipment Co., Inc.,
               Shaughnessy Crane Service, Inc., Rebel Studio Rentals,
               Inc., Barricade & Light Rental, Inc., Mayer-Hammant
               Equipment, LLC, Wellesley Crane Service, Inc., Gould &
               Associates, Inc., NES Shoring Acquisition, Inc., Plank
               Management, Inc., The Plank Companies, L.P., Richlite,
               Inc. and Interstate Traffic Control, Inc. and First Union
               National Bank, as Agent.
        4.3    Amended and Restated Security Agreement dated as of
               August 6, 1999 among the Company, NES Acquisition Corp.,
               BAT Acquisition Corp., NES East Acquisition Corp., NES
               Michigan Acquisition Corp., Albany Ladder Company, Inc.,
               Falconite, Inc., Falconite Equipment, Inc., M&M
               Properties, Inc., Carl's Mid South Rent-All Center
               Incorporated, Falconite Rebuild Center, Inc., Falconite
               Aviation, Inc., McCurry & Falconite Equipment Co., Inc.,
               Shaughnessy Crane Service, Inc., Rebel Studio Rentals,
               Inc., Barricade & Light Rental, Inc., Mayer-Hammant
               Equipment, LLC, Wellesley Crane Service, Inc., Gould &
               Associates, Inc., NES Shoring Acquisition, Inc., Plank
               Management, Inc., The Plank Companies, L.P., Richlite,
               Inc., Interstate Traffic Control, Inc. and First Union
               National Bank, as Agent.
       10.1    Purchase Agreement, dated as of July 31, 1999, by and
               among The Plank Companies, L.P., The Plank Companies,
               Inc., Plank Management, Inc., Michael J. Plank and NES
               Shoring Acquisition, Inc.(1)
       11.1    Statement re Computation of Per Share Earnings. Not
               required because the relevant computations can be clearly
               determined from the material contained in the financial
               statements included herein.
       21.1    Subsidiaries of the Company.
       27.1    Financial Data Schedule.

--------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated August 2, 1999 (File No. 001-14163).