Form 10-K405
period 1999-12-31
NATIONAL EQUIPMENT SERVICES INC
filed 2000-03-30
CIK 1051381

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 20, 2000, the aggregate market value of the voting stock held by non-affiliates of National Equipment Services, Inc. was approximately $46,939,385

   As of March 20, 2000, there were 22,784,887 shares of Common Stock of National Equipment Services, Inc., par value $0.01 per share, outstanding.

                     Documents Incorporated by Reference:

   Part III incorporates by reference certain information to be included in Registrant's 2000 Proxy Statement.

                              Index to Exhibits:

   Located on pages 35 through 39 of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

General

   National Equipment Services, Inc. (the "Company") is a leading participant in the growing and highly fragmented $20 billion equipment rental industry. Through its 37 businesses acquired since January 1997, the Company specializes in renting specialty and general equipment to industrial and construction end-users. The Company rents over 750 different types of machinery and equipment, and distributes new equipment for nationally recognized original equipment manufacturers. The Company also sells used equipment as well as complementary parts, supplies and merchandise, and provides repair and maintenance services to its customers. The Company is geographically diversified, with 181 locations across 35 states, and is a leading competitor in each of the geographic markets it serves.

   Management believes the Company offers one of the most modern and well-maintained fleets of specialty and general equipment in each of its markets. The average age of the Company's equipment fleet is approximately three years. Specialty equipment includes electric and pneumatic hoists, hydraulic and truck-mounted cranes, liquid storage tanks, pumps and highway safety equipment. General industrial and construction equipment includes aerial work platforms, air compressors, cranes, earth-moving equipment and rough terrain forklifts. The Company rents and sells this equipment to industrial and construction end-users.

   The Company is led by a senior management team with significant industry experience and an impressive track record of acquiring and integrating companies in the equipment rental industry. Prior to founding the Company, the Company's senior management team was responsible for building Brambles Equipment Services ("Brambles"), the U.S. equipment rental business of an Australian public company, into an industry leader. At Brambles, this team executed a growth strategy that combined a disciplined acquisition program with significant organic growth. Management believes that the team's extensive industry experience allows it to more easily identify quality acquisition targets and successfully integrate these businesses through effective financial and operating controls and the proper use of capital. The Company's local operations are managed by professionals who average more than 15 years of experience in the industry and have extensive knowledge of and relationships in their local markets. These managers are typically former owners of the businesses acquired by the Company. The Company also benefits from the financial expertise of Golder, Thoma, Cressey, Rauner, Inc., an established investment firm specializing in the consolidation of fragmented industries. Golder, Thoma, Cressey, Rauner Fund V, L.P., an affiliate of Golder, Thoma, Cressey, Rauner, Inc., is the Company's principal equity investor.

Recent Securities Offerings

   In July 1998, the Company completed an initial public offering of 7,375,000 shares of Common Stock (the "Initial Stock Offering"). The Company received net proceeds of approximately $90.4 million from the Initial Stock Offering.

   In October 1998, the Company completed its exchange of $100 million 10% Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for all the Company's outstanding 10% Senior Subordinated Notes due 2004, Series A, originally issued in 1997, at a discount netting proceeds of approximately $98.8 million.

   In December 1998, the Company issued $125 million of 10% Senior Subordinated Notes due 2004, Series C "Series C Notes." In January 1999, the Company issued an additional $50 million of Series C Notes. The Company received net proceeds of approximately $122.3 million and $44.2 million, respectively, from these debt offerings.

   In March 1999, the Company completed its exchange of $175 million 10% Senior Subordinated Notes due 2004, Series D, which have been registered for public trading, for all outstanding Series C Notes.

Acquired Businesses

   The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of specialty and general equipment to industrial and construction end-users. Since January 1997, the Company has acquired 37 businesses. Management believes that with over 12,000 participants, the equipment rental industry will continue to offer a significant number of acquisition opportunities. The Company believes that extensive industry experience of its senior management team allows management to more easily identify quality acquisition targets and successfully integrate and optimize these businesses. The following table summarizes the Company's completed acquisitions to date:

                                                                                         Years in
   Acquired Business                    Products                   Geographic Focus      Business Date Acquired
   -----------------                    --------                   ----------------      -------- -------------
Industrial Hoist
 Services                 Pneumatic and electric hoists        National                     16    January 1997

Aerial Platforms          Aerial work platforms                Atlanta, Georgia             15    February 1997

Lone Star Rentals         General equipment                    Gulf Coast                   17    March 1997

BAT Rentals               General equipment                    Las Vegas, Nevada            37    April 1997

Sprintank                 Liquid and specialized storage tanks Gulf Coast                    9    July 1997

Equipco Rentals & Sales   General equipment                    Western Virginia             21    July 1997

Genpower Pump and
 Equipment                Pumps                                Gulf Coast                   15    January 1998

Eagle Scaffolding         Scaffolding                          Las Vegas, Nevada             6    January 1998

Grand Hi-Reach            Aerial work platforms                Grand Rapids, Michigan       14    February 1998

Work Safe Supply          Highway safety equipment             Michigan                     20    February 1998

Dragon Rentals            Liquid storage tanks                 Gulf Coast                    7    March 1998

Cormier Equipment
 Company                  General equipment                    East Coast                   15    March 1998

Albany Ladder             Aerial work platforms                Northeast                    67    March 1998

Falconite Equipment,
 Inc.                     Aerial work platforms and cranes     Mid-South and Gulf Coast     44    July 1998

R & R Rentals             Cranes                               Gulf Coast                   16    July 1998

Traffic Signing and
 Marking                  Highway safety equipment             Wisconsin                    20    August 1998

Shaughnessy Crane
 Service, Inc.            Aerial work platforms and cranes     Northeast                    84    September 1998

Rebel Studio Rentals      Aerial work platforms                California                    5    October 1998

Barricade & Light
 Rental, Inc.             Highway safety equipment             Arizona                      25    March 1999

Mayer-Hammant             Pumps and compressors                Gulf Coast                   30    March 1999

Wellesley Crane Service   Cranes                               Northeast                    29    March 1999

Advanced Warnings, Inc.   Highway safety equipment             Oklahoma                     16    April 1999

The Mike Madrid Company
 Inc.,
 Latshaw Traffic
 Services, Inc.,
 and Madrid Leasing
 Corp.                    Highway safety equipment             Indiana                      16    April 1999

The Illinois operations
 of S&R Equipment Co.     Aerial work platforms and cranes     Mid-South and Gulf Coast      9    May 1999

Elite Rentals             Cranes                               Gulf Coast                    2    June 1999

Gould & Associates, Inc.  Pumps                                Southeast                    11    July 1999

The Plank Company, LP     Trench safety equipment              Gulf Coast and West Coast    39    August 1999

Interstate Traffic
 Control, Inc. and Rich-
 Lite, Inc.               Highway safety equipment             Southeast                    18    August 1999

American Tool Rental
 Corp.                    General equipment                    East Coast                   12    August 1999

Management Technology
 America, Ltd.            Management information systems       National                     14    August 1999

Alternate Construction
 Controls, Inc.           Highway safety equipment             Illinois                     12    September 1999

L and C Flashing
 Barricades, Inc.         Highway safety equipment             East Coast                   36    September 1999

Safety Light Sales &
 Leasing, Inc. of Texas   Highway safety equipment             Gulf Coast                   31    October 1999

Tropical Ladder and
 Lifts, Inc.              General equipment                    Florida                      10    October 1999

ABC Barricade, Inc.       General equipment                    Florida                       8    October 1999

Cantel, Inc.              Shoring                              Northwest                    14    November 1999

Tri-State Signing, Inc.   Highway safety equipment             Iowa                         11    November 1999

Products and Services

   The Company is primarily involved in the business of renting equipment to industrial and construction end -users. In addition, to more fully serve its customers and leverage its fixed costs, the Company 1) sells complementary parts, merchandise and rental equipment, 2) acts as a distributor of new equipment on behalf of original equipment manufacturers and 3) services the equipment it sells and rents.

   Equipment Rentals. The Company rents a broad selection of general equipment, ranging from large equipment, such as aerial work platforms, air compressors, generators, earth-moving equipment and rough terrain forklifts, to small equipment, such as hand tools, to industrial and commercial construction customers. The Company's specialty equipment available for rent includes electric and pneumatic hoists, hydraulic and truck-mounted cranes, liquid storage tanks, pumps, and trench and highway safety equipment. The Company is the only major company in the industry to focus on specialty equipment. The Company is the leading renter of industrial hoists in the United States, and the leading renter of portable storage tanks to the chemical and petrochemical industries in the Gulf Coast region. The Company's rental contracts range from a one-day rental contract for a small subcontractor, to a multi-year contract for certain industrial customers, with an overall average rental period of 19 days. Four categories of equipment represented approximately 73.6% of the Company's total rental equipment fleet (based on original equipment cost) at December 31, 1999: 1) aerial work platforms (44.1%), 2) cranes (13.5%), 3) forklifts (9.3%) and 4) mobile storage tanks (6.7%). The mix of rental equipment at each of the Company's locations is a function of the demands of the local customer base and the focus of that business. At December 31, 1999, the original equipment cost of the Company's rental fleet was approximately $761 million, and the weighted average age of its rental equipment fleet was approximately three years.

   Sales of Rental Equipment. The Company routinely sells rental equipment to adjust the size and composition of its rental fleet to changing market conditions, and as part of its ongoing commitment to maintain a new, top quality fleet. The Company receives favorable sales prices for its rental equipment due to its strong preventive maintenance program and its practice of selling rental equipment before it becomes irreparable or obsolete. Senior management works with local managers to optimize the timing of sales of rental equipment by taking into account maintenance costs, rental demand patterns and resale prices. The Company sells rental equipment to its existing rental customers, as well as to domestic and international used-equipment buyers.

   Sales of New Equipment. The Company is a distributor for certain original equipment manufacturers, including JLG Industries, Inc., Genie Industries, Condor (a division of TIME Manufacturing Company), Strato-Lift and Terex Corp. (d/b/a Marklift) (aerial work platforms and booms), Manitex Crane and Broderson Crane (cranes), The Gradall Company, Sky Trak, Gehl Equipment and Tovel Mfg. (rough-terrain forklifts), Atlas-Copco Industrial Compressors, Inc. and Mitsui Inc. (d/b/a Airman) (air compressors), Mustang Manufacturing, Inc. (skid steer loaders), Thompson Pump & Manufacturing Co. (pumps), Multiquip Inc. (generators), and Komatsu Forklift USA, Inc. (industrial forklifts). The Company believes that the volume of equipment it buys creates significant purchasing power with suppliers, which leads to favorable prices and terms on equipment for its rental fleet and for sale as new equipment. The Company's ability to sell new equipment offers flexibility to its customers and enhances the Company's customer relations.

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

Customers

   Management estimates the Company currently has more than 22,000 customers, ranging from "Fortune 500" companies to small contractors. For fiscal 1999, no customers accounted for more than 1.3% of the Company's total revenues, while the top five customers represented less than 3.2% of total revenues. Customers look to the Company as an ongoing, comprehensive source of rental equipment because of the economic advantages and convenience of renting, as well as the high costs associated with equipment ownership. The Company's primary customer base can be classified into the following categories: 1) industrial, including manufacturers, petrochemical facilities, chemical companies, paper mills and public utilities and 2) commercial and residential construction, repair and renovation, including contractors. In addition to maintaining its historically strong relationship with local customers, the Company is increasing its emphasis on larger national and multi-regional accounts.

   Industrial. The Company's industrial customers, many of whom operate 24 hours per day, use the Company to outsource their equipment requirements, which reduces the capital investment and minimizes the ongoing maintenance, repair and storage costs associated with equipment ownership. Management believes the Company is well positioned to take advantage of the increasing trend among industrial customers to outsource their equipment needs. In addition, the Company's specialty products, such as hoists and tanks, are tailored to meet the needs of industrial end-users. Management believes that given its multi-regional presence, the Company is well positioned to increase its industrial revenue base. The Company intends to expand its industrial customer base by providing additional equipment and services to its existing industrial customers, and establishing new relationships through its existing businesses as well as through acquisitions.

   Construction. The Company's construction customers include "Fortune 500" companies, national and regional contractors and subcontractors involved in construction projects such as 1) chemical plants and other manufacturing facilities, 2) roads, bridges and highways, 3) schools, hospitals and airports and 4) residential developments and apartment buildings.

Management Information Systems

   The Company has made significant investments in its information systems. These information systems substantially integrate customer tracking programs that allow the sales force to use laptop computers to track customer requirements, while coordinating with inside sales and logistics personnel to ensure customer demands are met on a timely basis. These systems also provide real-time rental management data, which allows management to monitor asset utilization, rental rates, repairs and maintenance, and inventory levels by region, location, equipment classification, and individual rental item. These systems are fully integrated into a financial package that tracks profitability by branch and region, enabling the Company to implement a decentralized management structure.

Operations

   The Company's equipment rental yards typically include 1) a customer service center and showroom displaying selected rental equipment, new equipment offered for sale and related merchandise; 2) an equipment service area, and 3) equipment storage facilities. Each rental center is staffed by an average of 16 employees, including a manager, an assistant manager, sales people, back office clerks, truck drivers, mechanics, and yard personnel. The rental center employees' knowledge of the equipment enables them to recommend the best equipment for a customer's particular application. Each rental center manager is responsible for all aspects of the center's operation, including establishing rental rates, selecting equipment, and determining employee compensation at such location. The Company also maintains a manufacturing facility utilized in equipment refurbishing.

Sales

   The Company offers rental equipment and related services primarily through its sales force, consisting of approximately 86 sales managers who oversee approximately 327 sales people. The sales force at each location is knowledgeable about all of the services and products provided there. Sales managers and representatives regularly call on contractors' job sites and industrial facilities in their sales territories, often assisting customers in planning for their equipment requirements. The Company also provides its sales force with extensive training, including frequent in-house training by supplier representatives, covering the operating features and maintenance requirements of its equipment. Members of the Company's sales force generally earn commissions on all equipment rentals and sales that they generate.

Seasonality

   The Company's revenues and operating results are expected to fluctuate due to the cyclical nature of the industry in which the Company operates. This may become more apparent in future periods because of the new business acquisitions and rental patterns of certain customers in new geographical regions (with rental activity tending to be lower in the winter).

Purchasing and Suppliers

   Management believes that the Company's size enables it to purchase equipment directly from manufacturers at favorable prices. The Company has developed strong relationships with many leading original equipment manufacturers, including JLG Industries, Inc., Genie Industries, Condor (a division of TIME Manufacturing Company), Strato-Lift, Terex Corp. (d/b/a Marklift), Manitex Crane, Broderson Crane, The Gradall Company, Sky Trak, Gehl Equipment, Tovel Mfg., Atlas-Copco Industrial Compressors, Inc., Mitsui Inc. (d/b/a Airman), Mustang Manufacturing, Inc., Thompson Pump & Manufacturing Co., Multiquip, Inc. and Komatsu Forklift USA, Inc. The Company also operates as a distributor for certain lines of these companies' equipment in several of its markets. The Company intends to acquire businesses that are distributors for other vendors, which will allow it to purchase from additional sources. No single supplier accounted for more than 19.5% of the Company's total purchases. The Company believes it could readily replace any of its suppliers if necessary.

Competition

   The equipment rental industry is highly fragmented and competitive. Many of the markets in which the Company operates are served by numerous competitors, ranging from national and multi-regional companies, such as Hertz Equipment Rental Corporation (an affiliate of Ford Motor Company), NationsRent, Inc., Neff Corp., Prime Services, Inc., Rental Service Corporation and United Rentals, Inc., to small, independent businesses with a limited number of locations. Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price. Geographic territories for competition usually are limited to 50 to 75 miles, due to servicing requirements and equipment transportation costs. Certain specialized equipment renters, such as Industrial Hoist Services, compete on a larger regional or national basis. In general, management believes that national and multi-regional operators, such as the Company, enjoy substantial competitive advantages over small, independent rental businesses, which cannot afford to maintain the comprehensive rental equipment fleet and high level of maintenance and service that the Company offers.

Employees

   At March 20, 2000, the Company had a total of approximately 2,963 employees, approximately 389 of which are represented by unions. Management believes that its relationship with all of its employees is excellent. The Company is committed to, and has realized significant benefits from, its formal employee training programs. Management believes that this investment in training and safety awareness programs for employees is a competitive advantage that positions the Company to be responsive to customer needs.

Governmental and Environmental Regulation

   The Company's facilities are subject to various evolving federal, state and local environmental requirements. These include those relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended, impose strict, retroactive, joint and several liability upon persons responsible for releasing hazardous substances.

   In connection with its corporate acquisitions, the Company usually obtains environmental assessments from independent environmental consultants. These assessments generally consist of a site visit, historical record review, interviews with key personnel, and preparation of a report. The purpose of the consultants' work is to identify potential environmental conditions or compliance issues associated with the subject property and operations. Based on these assessments, management believes that its operations have been and are operated in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements. Some risk of environmental liability is inherent in the nature of the Company's business, however, and in the future the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws.

   The Company dispenses petroleum products from aboveground and underground storage tanks located at some of its locations. There can be no assurance that these tank systems have been or will at all times remain free from leaks, or that the use of these tanks has not or will not result in spills or other releases. Management does not believe that the presence or operation of these tanks will have a material adverse effect on the Company's operating results or financial position.

   The Company uses hazardous substances, such as solvents, to clean and maintain its rental equipment fleet, and generates wastes, such as used motor oil, radiator fluid and solvents, which are stored on site and disposed of at off-site locations. Under various environmental laws, the Company could be liable for contamination at sites where hazardous substances used in its operations have been disposed of or otherwise released.

   Management believes that the Company's compliance with environmental laws has not had a material adverse effect on the Company's operating results, financial condition or competitive position to date.

ITEM 2. PROPERTIES

   At March 20, 2000, the Company operated 181 equipment rental locations in the following 35 states: Alabama (8), Arkansas (1), Arizona (6), California
(6), Connecticut (1), Florida (11), Georgia (7), Illinois (4), Indiana (7), Iowa (6), Kansas (1), Kentucky (5), Louisiana (8), Maine (5), Massachusetts
(5), Maryland (1), Michigan (8), Mississippi (1), Missouri (2), Nevada (3), New Hampshire (3), New York (8), North Carolina (1), Ohio (2), Oklahoma (3), Oregon (4), Pennsylvania (1), Rhode Island (1), Tennessee (8), Texas (40), Vermont (1), Virginia (2), Washington (3), West Virginia (2) and Wisconsin
(6). The Company's properties typically include an outside storage yard and a small building containing offices, a maintenance center and, in certain locations, a retail showroom. The Company owns 17 of its equipment rental locations and leases the other 164, as well as its approximately 7,000 square foot headquarters space in Evanston, Illinois. The net book value of owned facilities was approximately $9.6 million at December 31, 1999, and the average annual lease expense on leased facilities was approximately $50,500 in 1999. The Company's leases have terms expiring from 2000 to 2007, with the majority of its leases having renewal options. Management believes that none of the Company's leased facilities, individually, is material to its operations, and that all of these leases can be readily replaced at similar terms. The Company's interests in each of these properties secure borrowings under its credit facility.

ITEM 3. LEGAL PROCEEDINGS

   From time to time, the Company has been and is involved in various other legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The Company's ultimate legal and financial liability resulting from any proceedings cannot be estimated with certainty. However, after examining these matters, the Company believes that an adverse ruling in any of these proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   As of March 20, 2000, there were 38 holders of record of the Company's common stock. The Company has never paid any dividends on its common stock. Dividend payments are restricted under the terms of the Company's credit facility and indentures.

   The Company repurchased 904,500 shares of common stock during 1999 under the Company's Common Stock repurchase program. The Company repurchased an additional 1,095,964 shares of common stock after December 31, 1999 through March 20, 2000.

   Since the Initial Stock Offering on July 13, 1998, the Company's Common Stock has been traded on the New York Stock Exchange under the symbol "NSV." The table below lists the high and low sales price information for the common stock for full quarterly period ending since the Initial Stock Offering. Prior to this, there was no established public trading market in the common stock.

     Fiscal Quarter                                                  High   Low
     --------------                                                 ------ -----
     1998:
       Third quarter............................................... $16.50 $6.00
       Fourth quarter.............................................. $11.50 $4.13
     1999:
       First quarter............................................... $12.50 $8.88
       Second quarter.............................................. $12.88 $9.06
       Third quarter............................................... $12.50 $7.50
       Fourth quarter.............................................. $12.13 $5.38

ITEM 6. SELECTED FINANCIAL DATA

   The data presented below on the Company should be read in conjunction with the Consolidated Financial Statements and related Notes included later in this document, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   During the periods presented below, the Company completed 37 business acquisitions that were accounted for as purchases. The accounts of the businesses acquired in these transactions are included from their respective acquisition dates. In view of the fact that the Company's operating results for the periods presented below were affected by acquisitions that were accounted for as purchases, the Company believes that its results of operations for the years presented are not directly comparable. See Note 4 of the Notes to the Consolidated Financial Statements of the Company later in this report.

                                              1999      1998      1997   1996
                                           ---------- --------- -------- -----
                                                     (in thousands)
Operating data for fiscal period ended
 December 31:
Total revenues............................ $  473,194 $ 225,248 $ 41,288 $ --
Operating income (loss)...................     95,003    49,937    6,187  (336)
Income (loss) before income taxes and
 extraordinary item.......................     35,536    23,581    1,923  (332)
Balance sheet data as of December 31:
Rental equipment, net..................... $  559,762 $ 378,254 $ 46,801 $ --
Intangible assets, net....................    383,074   218,959   27,937   --
Total assets..............................  1,219,614   720,483  131,137   216
Total long term obligations and
 convertible preferred stock..............    952,007   513,836   98,782   --
Total stockholders' equity................    151,478   136,866   26,473   106

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the Company's results of operations and its financial condition and liquidity should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and the Consolidated Financial Statements and Notes included later in this report. Unless otherwise specified, all amounts are in thousands.

General

   The Company was founded in June 1996 to acquire and integrate businesses that specialize in renting specialty and general equipment to industrial and construction end-users. Since January 1997, the Company has acquired 37 businesses (the "Acquired Businesses") in separate transactions. All Acquired Businesses were accounted for under the purchase method of accounting. The results of operations of the Acquired Businesses are included in the Company's financial statements only from their respective dates of acquisition.

   The Company derives its revenues from four sources: 1) rental of equipment,
2) rental equipment sales, 3) new equipment sales and 4) the sale of complementary parts and services. The Company's primary source of revenue is renting equipment to industrial and construction end-users. The growth of rental revenues depends on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates, and general economic conditions. Revenues generated from the sale of used rental equipment are affected by price, general economic conditions, and the Company's fleet maintenance programs. Sales of new equipment are affected by price and general economic conditions. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volumes.

   Cost of revenues consists primarily of rental equipment depreciation, the cost of new equipment, the net book value of rental equipment sold, and other direct operating costs. Given the varied, and in some cases specialized nature of its rental equipment, the Company uses a range of periods over which it depreciates its equipment on a straight-line basis. On average, the Company depreciates its equipment over an estimated useful life of eight years with zero to twenty percent salvage value for certain rental equipment acquired.

   The following table shows information from the Company's historical consolidated statements of operations as a percentage of total revenues.

                                          Year Ended   Year Ended   Year Ended
                                         December 31, December 31, December 31,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Rental revenues.........................     72.2%        73.7%        63.9%
Rental equipment sales..................      6.2          5.9         10.2
New equipment sales and other...........     21.6         20.4         25.9
                                            -----        -----        -----
Total revenues..........................    100.0        100.0        100.0
Cost of revenues........................     55.1         54.4         62.3
                                            -----        -----        -----
Gross profit............................     44.9         45.6         37.7
Selling, general and administrative
 expenses...............................     20.8         20.0         19.2
Non-rental depreciation and
 amortization...........................      4.0          3.5          3.6
                                            -----        -----        -----
Operating income........................     20.1         22.1         14.9
Other income, net.......................      0.1          0.2          0.2
Interest expense, net...................    (12.7)       (11.9)       (10.5)
                                            -----        -----        -----
Income before income taxes..............      7.5         10.4          4.6
Income tax expense......................      3.0          4.4          1.9
                                            -----        -----        -----
Income before extraordinary item........      4.5          6.0          2.7
Extraordinary item......................      --           0.6          --
                                            -----        -----        -----
Net income..............................      4.5%         5.4%         2.7%
                                            =====        =====        =====

Historical Results of Operations

   The Company's historical consolidated financial statements included here cover the years ended December 31, 1999, 1998 and 1997. Comparisons of the Company's historical results for these periods are significantly impacted due to the fact that the Company completed 19, 12 and 6 acquisitions at different times during 1999, 1998 and 1997, respectively.

 Year Ended December 31, 1999, Compared With the Year Ended December 31, 1998

   Revenues. Total revenues increased to $473,194 in 1999 from $225,248 in 1998. This represents a 110.0% increase, 31% of which reflects the impact of acquiring 19 companies in 1999. The remaining 69% is attributable to increased volume at rental locations owned for more than one year and recognizing a full year of revenue for the 1998 acquisitions.

   Gross Profit. Gross profit increased to $212,394 in 1999 from $102,793 in 1998. Gross margin was 44.9% and 45.6% in 1999 and 1998, respectively. The decrease in gross margin primarily resulted from lower volumes of rentals in the Gulf Coast region, which typically generate higher margin rental revenues as a percentage of total revenues.

   Selling, General and Administrative Expenses. SG&A expenses rose to $98,530 in 1999 from $45,001 in 1998. As a percentage of total revenues, SG&A expenses increased to 20.8% in 1999 from 20.0% in 1998, primarily reflecting costs incurred to support the growth of the Company's business.

   Non-rental Depreciation and Amortization. Non-rental depreciation and amortization grew to $18,861 in 1999 from $7,855 in 1998. This was due to acquiring 19 businesses in 1999 and including all of the businesses acquired in 1998 for a full year.

   Operating Income. As a result of the performance described above, operating income increased to $95,003 in 1999 from $49,937 in 1998. Operating income represented 20.1% of total revenues in 1999.

   Interest Expense, Net. This increased to $60,156 in 1999 from $26,745 in 1998. The expansion was due to higher average debt levels during 1999, resulting from increased financing required for the 19 acquisitions.

   Income Tax Expense. Income tax expense grew to $14,443 in 1999 from $9,904 in 1998. The Company's effective tax rate declined to 40.6% in 1999 from 42.0% in 1998, as the Company continued to acquire businesses with effective tax rates closer to the U.S. statutory tax rate than its tax rate and due to the mix of earnings by state jurisdiction.

 Year Ended December 31, 1998, Compared With the Year Ended December 31, 1997

   Revenues. Total revenues increased to $225,248 in 1998 from $41,288 in 1997. Rental revenues rose to $165,902 in 1998 from $26,398 in 1997. The increases were primarily the result of acquiring 12 businesses in 1998, as well as including all of the 1997 acquisitions for a full year.

   Gross Profit. Gross profit grew to $102,793 in 1998 from $15,573 in 1997. The gross margin was 45.6% and 37.7% in 1998 and 1997, respectively. The margin improvement was due primarily to increases in higher margin rental revenues as a percentage of total revenues.

   Selling, General and Administrative Expenses. SG&A expenses increased to $45,001 in 1998 from $7,910 in 1997. As a percentage of total revenues, SG&A expenses reached 20.0% in 1998 from 19.2% in 1997.

   Non-rental Depreciation and Amortization. This increased to $7,855 in 1998 from $1,476 in 1997 due to the 12 acquisitions in 1998 and including all of the businesses acquired in 1997 for a full year.

   Operating Income. As a result of all of these factors, operating income rose to $49,937 in 1998 from $6,187 in 1997. Operating income represented 22.1% of total revenues in 1998, compared to 14.9% of total revenues in 1997.

   Interest Expense, Net. Interest expense, net grew to $26,745 in 1998 from $4,336 in 1997. This was due to higher average debt levels during 1998, resulting from the increased financing required for the 12 acquisitions.

   Income Tax Expense. Income tax increased to $9,904 in 1998 from $818 in 1997. The Company's effective tax rate declined to 42% in 1998 from 43% in 1997, as a result of acquiring of companies with effective tax rates closer to the U.S. statutory tax rate than the Company's rate.

Liquidity and Capital Resources

   The Company's primary capital requirements are for purchasing new rental equipment and for acquisitions. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace machines that have been sold, as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $196,801, $144,656 and $15,336 in 1999, 1998 and 1997, respectively. The Company's expenditures for rental fleet are expected to be approximately $112,000 in 2000. The Company's principal existing sources of cash are 1) cash generated from operations and 2) borrowings available under its credit facility ($153,000 as of March 20, 2000).

   For the years ended December 31, 1999, 1998 and 1997, The Company's net cash provided by operations was $70,213, $27,806 and $7,378, respectively. For the same three years, the Company's net cash used in investing activities was $468,717, $543,400 and $81,497, respectively. In addition, net cash provided by financing activities was $431,690 in 1999, $480,256 in 1998, and $109,789
in 1997. Net cash provided by operations increased in 1999 and 1998 due to increases in earnings before depreciation and amortization, offset by cash used to maintain higher inventory levels and higher receivables necessary to support the Company's growth. Net cash used in investing activities consist primarily of expenditures for new acquisitions and purchases of rental equipment and property, plant and equipment. Net cash provided by financing activities consists primarily of net borrowing under the Company's credit facility, indebtedness under the indentures relating to the Company's 10% Senior Subordinated Notes due 2004, Series B and 10% Senior Subordinated Notes due 2004, Series D, and proceeds from the sale of the Company's Senior Redeemable Convertible Preferred Stock, Series A, offset by purchases of treasury stock.

   During 1998, the Company entered into its credit facility, which originally provided it with a term facility of $100,000, and a revolving credit facility for up to $300,000. These facilities are subject to availability based on certain financial tests including a borrowing base, and are used to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements.

   During 1999, the Company amended its credit facility. The new agreement provides for a $100,000 term loan, and a revolving credit facility up to a maximum of $650,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs as well as seasonal working capital and general corporate requirements. As of December 31, 1999, $579,000 was outstanding under the credit facility. Based upon the available borrowing base at December 31, 1999, the Company had $74,000 available on the revolving credit facility loan and up to $171,000 if the incremental borrowings were used to purchase rental equipment. The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The agreements governing the credit facility also contain various other covenants that restrict Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied.

   Management believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near term to finance its operations and pursue its business strategy, including acquisitions. Over the long term, the Company will need additional financing to continue its acquisition strategy.

General Economic Conditions and Inflation, and Seasonality

   The Company's operating results may be adversely affected by 1) changes in general economic conditions, including changes in construction and industrial activity, or increases in interest rates or 2) adverse weather conditions that may temporarily decrease construction and industrial activity in a particular geographic area. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes this has not had a material impact on the Company's results of operations and is not likely to in the foreseeable future.

   The Company's revenues and operating results are expected to fluctuate due to the cyclical nature of the industry in which the Company operates. This may become more apparent in future periods because of the new business acquisitions and rental patterns of certain customers in new geographical regions (with rental activity tending to be lower in the winter).

Year 2000 Compliance

   Management recognized the potential problems associated with the Year 2000 ("Y2K") and formed a task force in 1998 to address this risk. As a part of the Company's strategic information system plan, management selected one Y2K compliant information system to serve as the common platform for all operating units. During 1998 and 1999, in accordance with its plan, the Company moved its operating units successfully to this new system. The Company invested approximately $2,050 on this process. Substantially all costs associated with this migration were capitalized. Management believes corrective efforts undertaken adequately addressed Y2K issues since there have been no significant issues affecting the products of the Company's internal systems since January 1, 2000. In addition, the Company is not aware of, and does not expect, any Y2K issues with partners or suppliers that will cause significant disruption to operations. Although management does not expect any significant issues, the task force will remain in operation until July 1, 2000.

   The Company has applied available and beneficial provisions of the federal "Year 2000 Information and Readiness Disclosure Act." This section should be regarded as having "Year 2000 Statements" and "Year 2000 Readiness Disclosures," as applicable, within the meaning of, and subject to, the exclusions prescribed by the Act.

Recently Issued Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to recognize all derivatives as either assets or liabilities in its statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the designation that results. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative, and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 is effective for the Company's fiscal quarter beginning January 1, 2001. The Company has not yet determined the impact the new statement may have on the consolidated financial statements.

   Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The SAB is effective for the Company's quarter beginning April 1, 2000. The Company has evaluated the relevant revenue recognition criteria discussed in this SAB and believes it should not have an impact on the Company's current accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's credit facility, as amended, provides the Company with a $100 million term loan, and permits it to borrow up to an additional $650 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate plus the applicable borrowing margin. At March 20, 2000, the Company had total borrowings under the revolving credit facility loan and the term loan of $597 million, $447 million of which was subject to interest rate risk. Each 1.0% increase in interest rates on the unhedged variable rate debt would affect pretax earnings by approximately $4.5 million.

   The Company uses interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The interest rate swap fixes the interest rate at 4.51% on $150 million of variable rate debt through October 23, 2000. The fair value of this swap approximated $2.2 million at December 31, 1999. The interest differential is paid or received on a monthly basis and recognized currently as a component of interest expense. The counterparty to the swap is a major financial institution, and management believes that the risk of incurring credit losses is remote.

Forward Looking Statements

   Note: This report contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements that do not offer historical information are considered forward-looking statements. These statements represent management's current judgement on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by management or expressed in these forward-looking statements.

   These factors include, without limitation, the Company's ability to successfully integrate acquired businesses, changes in market price or market demand, loss of business from customers, unanticipated expenses, changes in financial markets, and the other factors discussed in the Company's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See the Consolidated Financial Statements (pages 16 through 33).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   Information regarding the Company's directors and executive officers is set forth in the Company's 2000 Proxy Statement, under the captions "ELECTION OF DIRECTORS" and "MANAGEMENT." This information is incorporated here by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Information on the cash compensation of the executive officers, compensation available under employee benefit plans, employee benefit plans and compensation of directors is included in the Company's 2000 Proxy Statement under the caption "MANAGEMENT" and "EXECUTIVE COMPENSATION." This information is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information about security ownership of certain beneficial owners and management appears in the Company's 2000 Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." This information is incorporated here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transaction can be found in the Company's 2000 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." This information is incorporated here by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

  1. The Consolidated Financial Statements included in Item 8 and set forth on pages 16 through 33.

  2. The Consolidated Financial Statement Schedule set forth on page 34.

  3. The exhibits listed in the Index to Exhibits set forth on pages 35 through 39.

  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

  The Company filed a Current Report on Form 8-K dated August 17, 1999, to report acquiring The Plank Companies, L.P. On October 18, 1999, the Company filed an amendment to the Current Report on Form 8-K to include certain financial statements of The Plank Companies, L.P. and certain pro forma company information under Items 7(a) and 7(b) of Form 8-K.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Equipment Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Evanston, State of Illinois, on March 29, 2000.

                                          National Equipment Services, Inc.

                                                /s/ Dennis J. O'Connor
                                          By: _________________________________
                                                    Dennis J. O'Connor
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2000 by the following persons in the capacities indicated:

                 Signature                                   Capacity
                 ---------                                   --------


         /s/ Kevin P. Rodgers               President, Chief Executive Officer and
___________________________________________ Director (Principal Executive Officer)
             Kevin P. Rodgers

        /s/ Dennis J. O'Connor              Chief Financial Officer (Principal
___________________________________________ Financial Officer and Principal Accounting
            Dennis J. O'Connor              Officer)

           /s/ Carl D. Thoma                Chairman of the Board
___________________________________________
               Carl D. Thoma

       /s/ William C. Kessinger             Director
___________________________________________
           William C. Kessinger

           /s/ John L. Grove                Director
___________________________________________
               John L. Grove

         /s/ Ronald St. Clair               Director
___________________________________________
             Ronald St. Clair

        /s/ Lawrence C. Tucker              Director
___________________________________________
            Lawrence C. Tucker

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of National Equipment Services, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity, present fairly, in all material respects, the financial position of National Equipment Services, Inc. and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, Schedule II--Valuation and Qualifying Accounts and Reserves for each of the three years in the period ended December 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 14, 2000

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                 (Amounts in thousands, except per share data)

                                                             December 31,
                                                          --------------------
                                                             1999       1998
                                                          ----------  --------
Assets
  Cash and cash equivalents.............................. $   33,530  $    344
  Accounts receivable, net of allowance for doubtful
   accounts of $5,425 and $2,590, respectively...........    113,136    53,323
  Inventory, net.........................................     37,016    15,606
  Rental equipment, net..................................    559,762   378,254
  Property and equipment, net............................     60,249    29,016
  Intangible assets, net.................................    383,074   218,959
  Loan origination costs, net............................     11,720    10,197
  Deferred income taxes..................................      4,238     2,121
  Prepaid expenses and other assets......................     16,889    12,663
                                                          ----------  --------
    Total assets......................................... $1,219,614  $720,483
                                                          ==========  ========
Liabilities
  Cash overdraft......................................... $      --   $  6,331
  Accounts payable.......................................     45,764    25,665
  Accrued interest.......................................      6,353     2,105
  Deferred income taxes, net.............................     40,444    21,570
  Accrued expenses and other liabilities.................     23,568    14,110
  Debt...................................................    856,710   513,836
                                                          ----------  --------
    Total liabilities....................................    972,839   583,617
                                                          ----------  --------
  Convertible preferred stock............................     95,297       --
  Commitments and contingencies..........................        --        --

Stockholders' equity
  Common stock, $0.01 par value, 100,000 shares
   authorized, 24,123 and 24,122 shares issued,
   respectively..........................................        241       241
  Additional paid-in capital.............................    123,606   123,564
  Retained earnings......................................     33,959    13,163
  Stock subscriptions receivable.........................       (102)     (102)
  Treasury stock at cost, 905 shares.....................     (6,226)      --
                                                          ----------  --------
    Total stockholders' equity...........................    151,478   136,866
                                                          ----------  --------
    Total liabilities and stockholders' equity........... $1,219,614  $720,483
                                                          ==========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)

                                                       For the Year Ended
                                                          December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
Revenues
  Rental revenues.................................  $341,535  $165,902  $26,398
  Rental equipment sales..........................    29,143    13,365    4,186
  New equipment sales and other...................   102,516    45,981   10,704
                                                    --------  --------  -------
    Total revenues................................   473,194   225,248   41,288
                                                    --------  --------  -------
Cost of revenues
  Rental equipment depreciation...................    65,098    29,422    5,009
  Cost of rental equipment sales..................    19,221     8,462    2,935
  Cost of new equipment sales and other operating
   expenses.......................................   176,481    84,571   17,771
                                                    --------  --------  -------
    Total cost of revenues........................   260,800   122,455   25,715
                                                    --------  --------  -------
Gross profit......................................   212,394   102,793   15,573
Selling, general and administrative expenses......    98,530    45,001    7,910
Non-rental depreciation and amortization..........    18,861     7,855    1,476
                                                    --------  --------  -------
Operating income..................................    95,003    49,937    6,187
Other income, net.................................       689       389       72
Interest expense, net.............................   (60,156)  (26,745)  (4,336)
                                                    --------  --------  -------
Income before income taxes and extraordinary item.    35,536    23,581    1,923
Income tax expense................................    14,443     9,904      818
                                                    --------  --------  -------
Income before extraordinary item..................    21,093    13,677    1,105
Extraordinary item--extinguishment of debt, net of
 taxes............................................       --      1,424      --
                                                    --------  --------  -------
Net income........................................  $ 21,093  $ 12,253  $ 1,105
                                                    ========  ========  =======
Basic earnings per common share:
  Earnings before extraordinary item..............  $   0.89  $   0.73  $  0.09
  Extraordinary item..............................       --       0.07      --
                                                    --------  --------  -------
    Net earnings..................................  $   0.89  $   0.66  $  0.09
                                                    ========  ========  =======
Average number of common shares used in basic
 calculation......................................    23,327    18,625   12,707
Diluted earnings per common share:
  Earnings before extraordinary item..............  $   0.72  $   0.68  $  0.08
  Extraordinary item..............................       --       0.07      --
                                                    --------  --------  -------
    Net earnings..................................  $   0.72  $   0.61  $  0.08
                                                    ========  ========  =======
Average number of common shares used in diluted
 calculation......................................    29,495    20,311   14,150

   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)

                                                For the Year Ended December
                                                            31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Operating activities
  Net income.................................. $  21,093  $  12,253  $   1,105
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.............    83,959     37,276      6,892
    Gain on sale of equipment.................    (9,868)    (4,967)    (1,446)
    Extraordinary loss on extinguishment of
     long-term debt...........................       --       1,424        --
    Deferred income taxes.....................    14,443      6,985       (188)
    Bad debt provision........................     2,835      2,336        --
    Changes in operating assets and
     liabilities, net of acquisitions:
      Accounts receivable.....................   (28,618)   (15,052)    (1,335)
      Inventory...............................   (10,297)    (5,230)       202
      Prepaid expenses and other assets.......    (8,971)   (11,393)       139
      Accounts payable........................     5,397        921      1,620
      Accrued expenses and other liabilities..       240      3,253        389
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................    70,213     27,806      7,378
                                               ---------  ---------  ---------
Investing activities
  Acquisitions, net of cash received..........  (278,411)  (401,445)   (68,910)
  Purchases of rental equipment...............  (196,801)  (144,656)   (15,336)
  Proceeds from sale of rental equipment......    29,143     13,365      4,186
  Purchases of property and equipment.........   (24,448)   (14,346)    (1,473)
  Proceeds from sale of property and
   equipment..................................     1,800      3,682         36
                                               ---------  ---------  ---------
      Net cash used in investing activities...  (468,717)  (543,400)   (81,497)
                                               ---------  ---------  ---------
Financing activities
  Proceeds from long-term debt................   530,359    572,295    222,307
  Payments on long-term debt..................  (184,410)  (178,213)  (131,119)
  Cash overdrafts.............................       --       6,331        --
  Net proceeds from issuance of preferred
   stock......................................    95,000        --         --
  Net proceeds from sales of common stock.....        42     90,404     25,263
  Repurchase of treasury stock................    (6,226)       --         --
  Payments of loan origination costs..........    (3,075)   (10,561)    (6,662)
                                               ---------  ---------  ---------
      Net cash provided by financing
       activities.............................   431,690    480,256    109,789
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................    33,186    (35,338)    35,670
Cash and cash equivalents at beginning of
 period.......................................       344     35,682         12
Cash and cash equivalents at end of period.... $  33,530  $     344  $  35,682
Supplemental cash flow information
  Cash paid for interest...................... $  54,295  $  24,638  $   2,707
  Cash paid for income taxes.................. $   1,714  $   1,001  $   1,113

   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)

                                 Common Stock                                     Stock
                         --------------------------------  Additional            Subscri-                Total
                           Common    Class A    Class B     Paid-In   Retained    ptions   Treasury  Stockholders'
                            Stock     Shares     Shares     Capital   Earnings  Receivable  Stock       Equity
                         ----------- ---------  ---------  ---------- --------  ---------- --------  -------------
Balance at December 31,
 1996...................    --  $--  --   $--    90  $  1   $    301  $  (195)    $  (1)   $   --      $    106
Issuance of common
 stock..................    --   --   25     1  --    --      25,362      --       (101)       --        25,262
Net income..............    --   --  --    --   --    --         --     1,105       --         --         1,105
                         ------ ---- ---  ----  ---  ----   --------  -------     -----    -------     --------
Balance at December 31,
 1997...................    --   --   25     1   90     1     25,663      910      (102)       --        26,473
Issuance (cancellation)
 of common stock........ 24,122  241 (25)   (1) (90)   (1)    97,901      --        --         --        98,140
Net income..............    --   --  --    --   --    --         --    12,253       --         --        12,253
                         ------ ---- ---  ----  ---  ----   --------  -------     -----    -------     --------
Balance at December 31,
 1998................... 24,122  241 --    --   --    --     123,564   13,163      (102)       --       136,866
Issuance of common
 stock..................      1  --  --    --   --    --          42      --        --         --            42
Accretion of preferred
 stock..................    --   --  --    --   --    --         --      (297)      --         --          (297)
Repurchase of treasury
 shares, 905 shares.....    --   --  --    --   --    --         --       --        --      (6,226)      (6,226)
Net income..............    --   --  --    --   --    --         --    21,093       --         --        21,093
                         ------ ---- ---  ----  ---  ----   --------  -------     -----    -------     --------
Balance at December 31,
 1999................... 24,123 $241 --   $--   --   $--    $123,606  $33,959     $(102)   $(6,226)    $151,478
                         ====== ==== ===  ====  ===  ====   ========  =======     =====    =======     ========


   The accompanying notes are an integral part of the consolidated financial statements.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)

1. Organization and Basis of Presentation

   National Equipment Services, Inc. (the "Company") is principally a holding company organized on June 4, 1996 (date of inception) under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired since the date of inception. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States. The Company rents various types of equipment to a diverse customer base, including construction, petro-chemical and other industrial users. The Company also sells new and rental equipment, related parts, and provides other services. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying balance sheets are presented on an unclassified basis.

   The consolidated financial statements include accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

2. Significant Accounting Policies

 Cash and Cash Equivalents

   Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

 Accounts Receivable

   Accounts receivable represent amounts due from customers on rental and service contracts and equipment sales.

 Inventory

   The Company's inventories primarily consist of new and used equipment held for sale, contractor supplies and spare parts held for sale and internal maintenance. Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

 Rental Equipment

   Rental equipment is recorded at invoice cost. Depreciation for rental equipment acquired is computed using the straight-line method over 5 to 15 year useful lives, with zero to twenty percent salvage value for certain rental equipment acquired. Accumulated depreciation on rental equipment was approximately $91,598 and $33,400 at December 31, 1999 and 1998, respectively.

   Ordinary repairs and maintenance costs are charged to operations as incurred. When rental equipment is disposed of, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the disposal and the related net book value of the equipment are recognized in the period of disposal and reported as revenue from rental equipment sales and cost of rental equipment sales in the statements of operations.

 Property and Equipment

   Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)


   The estimated useful lives for property and equipment range from 30 years for buildings, 3 to 5 years for vehicles, 5 to 7 years for machinery and equipment, 3 to 7 years for computers, furniture and fixtures, and the estimated term of the lease for leasehold improvements.

   Ordinary repairs and maintenance costs are charged to operations as incurred. When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in the results of operations.

 Intangible Assets

   Goodwill consists of the excess cost over acquired net assets which has been capitalized and is being amortized on a straight line basis over 15 to 40 years. When an event or change in circumstances indicates that the carrying amount of goodwill may not be recoverable, the Company reviews the carrying value of goodwill for impairment based on the forecasted undiscounted operating cash flows of the related business unit. Non-compete agreements are recorded at cost and amortized over 5 years.

 Loan Origination Costs

   Loan origination costs primarily consists of $5,658 related to the First Union Credit Facility and $9,193 related to the Senior Subordinated Notes, all of which are stated at cost and amortized to interest expense using the effective interest rate method over the life of the debt. Accumulated amortization related to loan origination costs aggregated $3,956 and $1,300 at December 31, 1999 and 1998, respectively.

 Fair Value of Financial Instruments

   The carrying amounts reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of the Senior Subordinated Notes was $276,355 based on the December 31, 1999 monthly closing bids in the over-the-counter markets. The carrying value of bank debt approximates fair value as the interest on the bank debt is reset every 30 to 90 days to reflect current market rates.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable from construction and industrial customers. As of December 31, 1999, cash and cash equivalents beyond the FDIC insurance limits are concentrated with banks located in the United States. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and the Company's geographic dispersion. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectibility.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)


 Derivatives

   The Company uses interest rate swaps to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

 Revenue Recognition

   Revenues from equipment rentals are recognized ratably over the contract term. Revenues from equipment sales are recognized at the point of delivery. Revenues from construction related contracts are principally recognized over the contract term, and for certain contracts based upon actual units of work completed to date and current estimates of units to complete such contracts. A contract is considered complete when the work performed under the contract has received final acceptance.

 Other Comprehensive Income

   The Company does not have any components of other comprehensive income that would have to be reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income."

 Income Taxes

   Provisions are made to record deferred income taxes in recognition of items reported differently for financial reporting purposes than for federal and state income tax purposes. The Company records deferred income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

 Reclassifications

   Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

 New Accounting Pronouncements

   The Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for the Company's fiscal quarters beginning January 1, 2001. It establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company has not yet determined the impact the new statement may have on the consolidated financial statements.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)


3. Earnings Per Share

                                                         1999     1998    1997
                                                        -------  ------- ------
      Net income....................................... $21,093  $12,253 $1,105
      Less accretion on preferred stock................    (297)     --     --
                                                        -------  ------- ------
      Basic income available to common stockholders.... $20,796  $12,253 $1,105
      Plus interest on the Shaughnessy 8% convertible
       junior subordinated promissory note, (the
       "Convertible Note"), net of tax.................     348      202    --
                                                        -------  ------- ------
      Diluted income available to common stockholders.. $21,144  $12,455 $1,105
                                                        =======  ======= ======
      Basic weighted average shares....................  23,327   18,625 12,707
      Effect of dilutive securities
        Unvested stock.................................     715    1,147  1,443
        Convertible note...............................     859      539    --
        Convertible preferred stock....................   4,594      --     --
                                                        -------  ------- ------
      Diluted weighted average shares..................  29,495   20,311 14,150
                                                        -------  ------- ------
      Basic earnings per share......................... $  0.89  $  0.66 $ 0.09
      Diluted earnings per share....................... $  0.72  $  0.61 $ 0.08

4. Acquisitions

   In 1999, the Company purchased the following companies for a total purchase price of $284,000:

                                                                                             Purchase
 Acquisition Date                         Company                             Location        Price
 ----------------                         -------                             --------       --------
March 1, 1999       Barricade & Light Rental, Inc.                       Phoenix, AZ         $ 9,000
March 17, 1999      Mayer-Hammant                                        New Orleans, LA      26,000
March 19, 1999      Wellesley Crane Service                              Boston, MA           12,000
April 1, 1999       The Mike Madrid Company, Inc.,
                    Latshaw and Madrid Leasing Corp.
                    Traffic Services, Inc.,                              Lafayette, IN         6,000
April 1, 1999       Advanced Warnings, Inc.                              Muskogee, OK          7,000
May 13, 1999        The Illinois operations of S&R Equipment Co.         Perrysburg, OH       17,000
June 1, 1999        Elite Rentals                                        Mont Belvieu, TX     16,000
July 6, 1999        Gould & Associates, Inc.                             Atlanta, GA           3,000
August 2, 1999      The Plank Company, LP                                Houston, TX          85,000
August 2, 1999      Interstate Traffic Control, Inc. and Rich-Lite, Inc. Huntington, WV       12,000
August 19, 1999     American Tool Rental Corp.                           Hooksett, NH          4,000
August 21, 1999     Management Technology America, Ltd.                  Scottsdale, AZ       12,000
September 3, 1999   Alternate Construction Controls, Inc.                Romeoville, IL        4,000
September 17, 1999  L and C Flashing Barricades, Inc.                    Avon, MA             10,000
October 4, 1999     Safety Light Sales & Leasing, Inc. of Texas          Houston, TX          34,000
October 15, 1999    Tropical Ladder & Lifts, Inc.                        West Palm Beach, FL   8,500
October 28, 1999    ABC Barricade, Inc.                                  Miami, FL             8,500
November 8, 1999    Cantel, Inc.                                         Portland, OR          5,500
November 19, 1999   Tri-State Signing, Inc.                              New Hampton, IA       4,500

   In 1998, the Company completed the acquisition of 12 companies with a total purchase price of $419,600.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)


   In 1997, the Company completed the acquisition of 6 operations with a total purchase price of $67,300.

   The aforementioned transactions have been accounted for by the purchase method of accounting and are included in the Company's results of operations from the closing date of each respective acquisition. The purchase prices were allocated based on the fair values of assets acquired and liabilities assumed. These estimates may be revised as necessary when information becomes available to finalize amounts allocated to assets acquired and liabilities assumed. The allocation period varies by acquisition but does not exceed one year. It is not expected that the finalization of purchase accounting will have any significant effect on the financial position or results of operations of the Company.

   The following unaudited pro forma financial information represents the pro forma results of operations as if the 1999 and 1998 acquisitions had been completed on January 1, 1998 after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and other assets, interest expense for acquisition debt and amortization of related intangibles and goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of this date, nor are the results indicative of the Company's future results of operations.

                                                            1999        1998
                                                         ----------- ----------
                                                         (Unaudited) (Unaudited)
      Revenues..........................................  $566,749    $471,795
      Operating income..................................  $108,855    $ 86,636
      Net income........................................  $ 19,384    $  5,972

   Pro forma earnings per share is presented below as if the following transactions occurred on the first day of the related period: (i) the 31 acquisitions completed in 1998 and 1999 and the related financing, (ii) the Company's offerings of Senior Subordinated Notes discussed in Note 9, (iii) the issuance of the Convertible Note and (iv) acquisition related borrowings under the Company's credit facility.

                                                           1999        1998
                                                        ----------- ----------
                                                        (Unaudited) (Unaudited)
      Pro forma net earnings per share:
        Basic..........................................   $ 0.82      $ 0.25
        Diluted........................................   $ 0.60      $ 0.18
      Pro forma weighted average shares outstanding:
        Basic..........................................   23,327      23,067
        Diluted........................................   32,593      33,038

5. Inventory

   Inventory, net consists of the following, at December 31:

                                                                1999     1998
                                                               -------  -------
      New equipment........................................... $16,703  $ 7,431
      Used equipment..........................................   3,503      102
      Contractor supplies.....................................   8,577    1,444
      Parts...................................................  10,491    7,790
      Reserves for excess and obsolete inventory..............  (2,258)  (1,161)
                                                               -------  -------
                                                               $37,016  $15,606
                                                               =======  =======

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)


6. Property and Equipment

   Property and equipment, net consists of the following, at December 31:

                                                                1999     1998
                                                              --------  -------
      Land................................................... $  4,449  $ 1,513
      Buildings and improvements.............................    9,983    4,625
      Vehicles...............................................   37,830   17,605
      Machinery and equipment................................    7,125    4,415
      Computers, furniture and fixtures......................    9,142    1,907
      Leasehold improvements.................................    5,155    2,659
      Accumulated depreciation...............................  (13,435)  (3,708)
                                                              --------  -------
                                                              $ 60,249  $29,016
                                                              ========  =======

     Property and equipment depreciation expense aggregated $9,665, $3,700 and $656 for the years ended December 31, 1999, 1998 and 1997, respectively.

7. Intangible Assets

   Intangible assets, net consists of the following, at December 31:

                                                               1999      1998
                                                             --------  --------
      Goodwill.............................................. $388,462  $218,334
      Non-compete agreements................................    8,690     5,509
      Accumulated amortization..............................  (14,078)   (4,884)
                                                             --------  --------
                                                             $383,074  $218,959
                                                             ========  ========

     Amortization expense aggregated $9,194, $4,100 and $819 for the years ended December 31, 1999, 1998 and 1997, respectively.

8. Accrued Expenses and Other Liabilities

   Accrued expenses and other liabilities consists of the following, at December 31:

                                                                  1999    1998
                                                                 ------- -------
      Accrued salaries and benefits............................. $ 7,695 $ 3,982
      Accrued taxes.............................................   4,423   4,021
      Liabilities to former owners of acquired businesses.......   4,002     --
      Other.....................................................   7,448   6,107
                                                                 ------- -------
                                                                 $23,568 $14,110
                                                                 ======= =======

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)


9. Debt

   Debt consists of the following, at December 31:

                                                                1999     1998
                                                              -------- --------
      Revolving credit facility loan, interest at the
       federal funds rate plus 0.5%, or prime rate plus
       1.0%, or the eurodollar rate plus 2.25%, due no later
       than July 17, 2003...................................  $479,000 $171,794
      Term loan, interest at the federal funds rate plus
       0.5%, or prime rate plus 1.0%, or the eurodollar rate
       plus 2.25%, due no later than July 17, 2003..........   100,000  100,000
      Convertible Note, interest at 8% per annum............       --    15,000
      Senior Subordinated Notes, Series B and D, interest at
       10% payable semi-annually on May 30 and November 30,
       due no later than November 30, 2004..................   271,066  221,320
      Capital lease obligations.............................     6,644    5,722
                                                              -------- --------
                                                              $856,710 $513,836
                                                              ======== ========

   During 1997, NES entered into a credit facility agreement with First Union Commercial Corporation (as amended, the "Old Credit Facility"). The Old Credit Facility provided for a secured revolving line of credit of $140,000. During 1998, NES entered into a new credit facility with First Union National Bank, as the agent, and certain other financial institutions (as amended, the "Credit Facility"), which provided for a secured credit facility, including a term loan of $100,000 and a revolving credit facility loan of $300,000. Proceeds from the Credit Facility were used to repay approximately $59,513 of indebtedness under the Company's Old Credit Facility. In conjunction with the extinguishment, the Company reported an extraordinary item of $1,424 ($0.06 per share), net of a tax benefit of $969 related to the write-off of unamortized loan costs associated with the Old Credit Facility. During 1999, the Company amended its Credit Facility to increase the available borrowings from $400,000 up to a maximum amount of $750,000. Based upon the available borrowing base at December 31, 1999, the Company had $73,834 available on the revolving credit facility loan, and up to $171,000 if incremental borrowings were used to purchase rental equipment. The Credit Facility is collateralized by substantially all of the Company's assets.

   During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes (originally issued during 1997, at a discount netting proceeds of $98,767).

   Also during 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the "Series C Notes") at a discount netting proceeds of $122,288. During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,795.

   Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), which have been registered for public trading, for the Series C Notes.

   The Company accretes the original issue discount over the term of the notes using the effective interest rate method.

   The Company is a holding company with no independent operations and the Company's assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company's

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)

subsidiaries make full, unconditional, joint and several guarantees of the Series B Notes and Series D Notes, and all of these subsidiaries are wholly owned by the Company. The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. Additionally, the Company has pledged the stock of each of its subsidiaries as further security for the Company's obligations under the Credit Facility. The Company's weighted average interest rate was 8.6% in 1999, 8.7% in 1998, and 9.8% in 1997.

   The indentures for the Credit Facility and the Series B and the Series D Notes contain a number of covenants that, among other things, require the Company to maintain certain financial ratios and set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments and issuances of stock. The Company is currently in compliance with all covenants of the indentures governing the Credit Facility and the Series B and Series D Notes.

   During 1998, the Company entered into an interest rate swap with a bank with a fixed rate of interest at 4.51% on $150,000 of certain variable rate debt, through October 23, 2000. The fair value of the interest rate swap approximated $2,155 on December 31, 1999. The interest differential is paid or received on the interest rate swap monthly and recognized currently as a component of interest expense.

   During 1998, the Company issued the $15,000 Convertible Note in connection with its acquisition of all of the issued and outstanding capital stock of Shaughnessy Crane Services, Inc. During 1999, the Company repaid the Convertible Note plus accrued interest of $937.

   The Company's debt, including capital leases, matures as follows:

             2000............................ $  1,905
             2001............................    1,613
             2002............................    1,821
             2003............................  579,952
             2004............................  271,419
                                              --------
                                              $856,710
                                              ========

10. Senior Redeemable Convertible Preferred Stock

   During 1999, the Company issued 100 shares of Senior Redeemable Convertible Preferred Stock, Series A (the "Preferred Shares") for proceeds of approximately $100,000, less a five percent facility fee. Each Preferred Share is convertible at the option of the holder into a number of shares of the Company's Common Stock equal to $1,000 divided by the conversion price (the "Conversion Price") then in effect. The Conversion Price is $13, subject to adjustment based upon (i) certain issuances of Common Stock at a price per share below the then current Conversion Price and (ii) standard anti-dilution adjustments. Each Preferred Share is convertible at the option of the Company into a number of shares of Common Stock equal to $1,000 divided by the then current Conversion Price if at any time after one year from the issue date of the Preferred Shares the average closing market price of the Common Stock over a 60 consecutive trading day period equals or exceeds $20 per share. Each holder of Preferred Shares is entitled to vote with the Company's Common Stock on an as if converted basis. The $5,000 facility fee is being accreted over the life of the Preferred Stock as a reduction of stockholders' equity.

   Each holder of Preferred Shares is entitled to receive dividends and other distributions on a parity with each holder of Common Stock in an amount equal to the dividends per share payable on the number of shares of

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)

Common Stock into which such Preferred Shares would be convertible on the record date. On April 30, 2009, the Company will be obligated to redeem all of the shares of Preferred Stock then outstanding, at a price per share equal to $1,000 plus an amount per share equal to all declared and unpaid dividends thereon.

   If a change of control occurs, the Company will within 5 business days thereafter offer to purchase from each holder of Preferred Shares all outstanding Preferred Shares then held by such holder at a purchase price equal to the greater of: (a) the amount, if any, that each holder of Preferred Shares would be entitled to receive per share of Common Stock in connection with the change of control if such holder had converted its Preferred Shares and (b) $20 in cash per share of Common Stock assuming such holder had converted its Preferred Shares. If a liquidation or winding-up of the Company (other than a change of control) occurs, no distribution will be made to the holders of shares of any class of junior stock (including Common Stock) unless, prior thereto, the holders of Preferred Shares have received an amount per Preferred Share equal to the greater of: (a) $1,000 plus all declared and unpaid dividends and (b) the proceeds in liquidation that the holders of Preferred Shares would have received in respect of all shares of Common Stock issuable to such holders upon conversion.

11. Common Stock

   On June 4, 1996, in connection with the Company's formation, the Company authorized 25 shares of Class A Common Stock (24 of which were reserved for issuance to the Company's majority stockholder), $0.01 par value, and 150 shares of Class B Common Stock (75 of which were reserved for issuance to the Company's majority stockholder), $0.01 par value. On October 28, 1997, the authorized shares of Class A Common Stock were increased to 50 shares.

   In connection with its initial public offering of 7,000 shares of Common Stock on July 13, 1998, the Company exchanged all of its Class A and Class B Common Stock for newly established Common Stock. The Class A and Class B Common Stock was converted into an aggregate of 116 shares of newly established Common Stock. Each share of newly established Common Stock was then split into 139 shares of Common Stock. In conjunction with the July 1998 acquisitions of Falconite, Inc. and R&R Rentals, Inc., the Company issued 278 and 296 shares of the Common Stock, respectively. On August 19, 1998, the Company sold 375 additional shares of the Common Stock in connection with the underwriters' exercise of their over-allotment option. In August 1999, the Company's Board of Directors authorized the repurchase of up to 1,500 shares of Common Stock. During the third and fourth quarters of 1999, the Company repurchased 905 shares of Common Stock at a cost of $6,226.

   During 1998, the Company established a plan in which options to purchase shares of Common Stock can be granted to directors, officers and key employees of the Company, and other individuals. Granted options under the plan vest over 5 years from the grant date and expire 10 years from the grant date. No options were exercised or forfeited during 1998 and 1999. During 1999, 993 options were granted to members of management at a weighted average exercise price of $9.85. During 1998, 912 options were granted to members of management at a price of $13.50.

   SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied. The Company has elected APB No. 25.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)


   Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the assumed grant date for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and net earnings per share would have been as follows for the year ended December 31:

                                                                 1999    1998
                                                                ------- -------
      Net income............................................... $20,776 $11,687
      Basic earnings per share................................. $  0.88 $  0.63
      Diluted earnings per share............................... $  0.71 $  0.58

   The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options granted on the date of their grant using the Black-Scholes option pricing model at the following weighted average assumptions by grant year:

                                                                  1999    1998
                                                                 ------- -------
      Risk-free interest rate...................................   6.02%   5.47%
      Expected life............................................. 5 years 5 years
      Expected volatility.......................................     33%     33%
      Expected dividend yield...................................       0       0

   The weighted average fair value of options granted was $3.83 and $5.22, in 1999 and 1998, respectively. The number of options exercisable was 366 and 89 at December 31, 1999 and 1998, respectively.

12. Income Taxes

   The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to income before income taxes as a result of the following:

                                                             1999    1998  1997
                                                            ------- ------ ----
      Federal income taxes at 35%.......................... $12,438 $8,253 $654
      State income taxes, net of federal benefit...........     708  1,053   94
      Goodwill.............................................     980    418  --
      Other................................................     317    180   70
                                                            ------- ------ ----
                                                            $14,443 $9,904 $818
                                                            ======= ====== ====

   Income tax expense was as follows:

                                                            1999    1998  1997
                                                           ------- ------ -----
      Current income tax expense:
        Federal........................................... $   --  $2,465 $ 859
        State.............................................     --     454   147
                                                           ------- ------ -----
          Total current expense...........................     --   2,919 1,006
                                                           ------- ------ -----
      Deferred income tax expense (benefit):
        Federal...........................................  13,735  6,002  (183)
        State.............................................     708    983    (5)
                                                           ------- ------ -----
          Total deferred expense (benefit)................  14,443  6,985  (188)
                                                           ------- ------ -----
          Total income tax expense........................ $14,443 $9,904 $ 818
                                                           ======= ====== =====

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)

   Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or benefits are based on the changes in the deferred income tax assets or liabilities from period to period.

   Deferred taxes have been provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities as follows:

                                                              1999      1998
                                                            --------  --------
      Allowances for doubtful accounts..................... $  2,118  $    718
      Inventory............................................      867     1,010
      Minimum tax credits..................................    2,652     3,947
      Net operating losses.................................   35,614    16,806
      Non-compete agreements...............................      961       535
      Accrued compensation.................................      873       --
      Other................................................      449       393
                                                            --------  --------
        Deferred tax asset................................. $ 43,534  $ 23,409
                                                            ========  ========
      Goodwill.............................................   (4,509)   (1,626)
      Depreciation.........................................  (75,116)  (41,203)
      Other................................................     (115)      (29)
                                                            --------  --------
        Deferred tax liability............................. $(79,740) $(42,858)
                                                            ========  ========

   Realization of deferred tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. The Company has not provided a valuation allowance for its deferred tax assets, as management believes it is more likely than not that the Company's deferred tax assets will be realized through future taxable earnings. The net operating loss carryforward of approximately $92,800 expires principally in 2011 through 2019.

13. Commitments and Contingencies

 Operating Leases

   The Company leases certain rental fleet equipment, facilities, office equipment and vehicles under operating leases, some of which contain renewal options. Future minimum rental commitments as of December 31, 1999 under operating leases are:

             2000............................. $11,934
             2001.............................  10,131
             2002.............................   8,085
             2003.............................   5,598
             2004.............................   3,704
             Thereafter.......................   6,714
                                               -------
                                               $46,166
                                               =======

   Rental expense was $7,256, $3,230 and $660 for the years ended December 31, 1999, 1998, and 1997, respectively.

              NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)


 Legal Matters

   The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

14. Employee Benefit Plans

   The Company sponsors a profit sharing and 401(k) plan (the "Plan") in which employees over 21 years of age with greater than one-half year of service are eligible. Under the Plan, the Company contributes a discretionary percentage of each eligible employee's base annual wages to a trust out of its net profits. In addition, eligible employees can defer up to 15% of their salary with a partially matching contribution by the Company of 50% of the first 5% of the employee contribution. The employer contributions vest over a 5 year period. Contributions by the Company to the Plan were $2,726, $1,316 and $165 for the years ended December 31, 1999, 1998 and 1997, respectively.

15. Related Party Transactions

   Pursuant to a Professional Services Agreement dated January 6, 1997, the Company paid management fees of $200 per year and investment fees of 1% of all debt and equity financings of the Company to an affiliate of the Company's majority stockholder, who owned 95% of the Class A Common Stock and 83% of the Class B Common Stock prior to the Company's initial public offering. Total fees paid during the year ended December 31, 1998 and 1997 were $700 and $417, respectively. This agreement was terminated in conjunction with the Company's initial public offering.

   Stock subscriptions receivable of $102 as of December 31, 1999 and 1998 represents notes due from officers of the Company related to purchases of Common Stock and is secured by the purchased shares. Interest on the notes accrues at the federal funds rate and is payable in full at maturity on January 6, 2007 or upon termination of employment.

16. Segment Information

   The Company operates in one industry segment primarily consisting of the rental and sale of equipment, and related merchandise and parts. The Company's operations are managed as one segment, or strategic unit, because they offer similar products and services in similar markets and the factors determining strategic decisions are comparable for all products and services.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in thousands, except per share data)


17. Selected Quarterly Financial Data (unaudited)

     A summary of selected quarterly financial data for the years ended December 31, 1999 and 1998 is as follows:

                                                       1999
                                    -------------------------------------------
                                      1st     2nd      3rd      4th
                                    Quarter Quarter  Quarter  Quarter   Annual
                                    ------- -------- -------- -------- --------
      Revenues..................... $87,532 $109,843 $132,104 $143,715 $473,194
      Gross profit.................  35,238   47,864   62,146   67,146  212,394
      Net income...................     788    5,955    9,227    5,123   21,093
      Basic earnings per common
       share....................... $  0.03 $   0.25 $   0.39 $   0.22 $   0.89
      Diluted earnings per common
       share....................... $  0.03 $   0.22 $   0.29 $   0.16 $   0.72

                                                       1998
                                    -------------------------------------------
                                      1st     2nd      3rd      4th
                                    Quarter Quarter  Quarter  Quarter   Annual
                                    ------- -------- -------- -------- --------
      Revenues..................... $22,152 $ 44,130 $ 71,152 $ 87,814 $225,248
      Gross profit.................   8,652   17,451   34,501   42,189  102,793
      Income before extraordinary
       item........................     140    2,325    6,238    4,974   13,677
      Extraordinary item...........     --       --     1,424      --     1,424
      Net income...................     140    2,325    4,814    4,974   12,253
      Basic earnings per common
       share
        Earnings before
         extraordinary item........ $  0.02 $   0.20 $   0.29 $   0.22 $   0.73
        Extraordinary item.........     --       --      0.07      --      0.07
                                    ------- -------- -------- -------- --------
      Net earnings................. $  0.02 $   0.20 $   0.22 $   0.22 $   0.66
                                    ======= ======== ======== ======== ========
      Diluted earnings per common
       share
        Earnings before
         extraordinary item........ $  0.01 $   0.19 $   0.28 $   0.20 $   0.68
        Extraordinary item.........     --       --      0.07      --      0.07
                                    ------- -------- -------- -------- --------
      Net earnings................. $  0.01 $   0.19 $   0.21 $   0.20 $   0.61
                                    ======= ======== ======== ======== ========

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

          Schedule II--Valuation and Qualifying Accounts and Reserves
                       (Amounts in thousands of dollars)

        Column A          Column B           Column C           Column D  Column E
        --------         ---------- --------------------------- -------- -----------
                                             Additions
                                    ---------------------------
                                       (1)           (2)
                         Balance at Charged to    Charged to
                         Beginning   cost and  other accounts--  Write-  Balance at
Description               of Year    expenses     describe*       offs   End of Year
-----------              ---------- ---------- ---------------- -------- -----------
1999:
Allowance for doubtful
 accounts...............   $2,590     $2,866         $398         $429     $5,425
Reserve for obsolete
 inventory..............   $1,161     $  975         $308         $186     $2,258

1998:
Allowance for doubtful
 accounts...............   $  254     $1,940         $829         $433     $2,590
Reserve for obsolete
 inventory..............   $  490     $  619         $313         $261     $1,161

1997:
Allowance for doubtful
 accounts...............   $    0     $  479         $  0         $225     $  254
Reserve for obsolete
 inventory..............   $    0     $  732         $  0         $242     $  490

--------
* The amounts in Column C(2) are additions to reserve related to the acquisition of 19 and 12 businesses in 1999 and 1998, respectively.

                               INDEX TO EXHIBITS

     Exhibit
      Number                     Description of Document
     -------                     -----------------------
     3.1       Restated Certificate of Incorporation of the Company.        (1)

     3.2       Restated By-laws of the Company.                             (1)

     4.1(i)    Indenture dated November 25, 1997, by and among the
               Company, the subsidiary guarantors named therein and
               Harris Savings and Trust Company, as trustee.                (2)

     4.1(ii)   Supplemental Indenture dated April 1, 1998, by and among
               NES East Acquisition Corp., NES Michigan Acquisition
               Corp., Albany Ladder Company, Inc. and Harris Savings and
               Trust Company, as trustee.                                   (2)

     4.1(iii)  Supplemental Indenture dated July 23, 1998, by and among
               Falconite, Inc., Carl's Mid South Rent-All Center
               Incorporated, Falconite Aviation, Inc., Falconite
               Equipment, Inc., Falconite Rebuild Center, Inc., McCurry &
               Falconite Equipment Co., Inc., M&M Properties, Inc. and
               Harris Savings and Trust Company, as trustee.                (2)

     4.1(iv)   Supplemental Indenture dated as of April 9, 1999, by and
               between Barricade Light & Rental, Inc., Mayer-Hammant
               Equipment, L.L.C., Wellesley Crane Service Co., Inc. and
               Harris Savings and Trust Company, as trustee.                (7)

     4.2       Forms of Series B 10% Senior Subordinated Notes (contained
               in Exhibit 4.1(i) as Exhibit A thereto).                     (2)

     4.3       Form of Subsidiary Guarantee relating to Series B Senior
               Subordinated Notes (contained in Exhibit 4.1[I] as Exhibit
               D thereto).                                                  (2)

     4.4       Registration Rights Agreement dated as of November 25,
               1997, among the Company, Aerial Platforms, Inc., NES
               Acquisition Corp., BAT Acquisition Corp., MST Enterprises,
               Inc. and the initial purchasers named therein.               (2)

     4.5       Purchase Agreement dated as of November 20, 1997, among
               the Company, Aerial Platforms, Inc., NES Acquisition
               Corp., BAT Acquisition Corp., MST Enterprises, Inc. and
               the initial purchasers named therein.                        (2)

     4.6(i)    Credit Agreement dated as of July 17, 1998, by and among
               the Company, as Borrower, NES Acquisition Corp., BAT
               Acquisition Corp., NES East Acquisition Corp., NES
               Michigan Acquisition Corp., Albany Ladder Company, Inc.,
               Falconite, Inc., Falconite Equipment, Inc., M&M
               Properties, Inc., Carl's Mid South Rent-All Center
               Incorporated, Falconite Rebuild Center, Inc., Falconite
               Aviation, Inc. and McCurry & Falconite Equipment Co.,
               Inc., as Guarantors, certain financial institutions, as
               Lenders, and First Union National Bank, as Lender and
               Agent.                                                       (2)

     4.6(ii)   Syndication Amendment and Assignment dated as of August 7,
               1998, by and among the Company, as Borrower, NES
               Acquisition Corp., BAT Acquisition Corp., NES East
               Acquisition Corp., NES Michigan Acquisition Corp., Albany
               Ladder Company, Inc., Falconite, Inc., Falconite
               Equipment, Inc., M&M Properties, Inc., Carl's Mid South
               Rent-All Center Incorporated, Falconite Rebuild Center,
               Inc., Falconite Aviation, Inc. and McCurry & Falconite
               Equipment Co., Inc., as Guarantors, certain financial
               institutions, as Lenders, and First Union National Bank,
               as Lender and Agent.                                         (2)

     4.7       Pledge Agreement dated as of July 17, 1998, by and among
               the Company, NES Acquisition Corp., BAT Acquisition Corp.,
               NES East Acquisition Corp., NES Michigan Acquisition
               Corp., Albany Ladder Company, Inc., Falconite, Inc.,
               Falconite Equipment, Inc., M&M Properties, Inc., Carl's
               Mid South Rent-All Center Incorporated, Falconite Rebuild
               Center, Inc., Falconite Aviation, Inc., McCurry &
               Falconite Equipment Co., Inc. and First Union National
               Bank, as Agent.                                              (2)

       4.8      Security Agreement dated as of July 17, 1998, among the
                Company, NES Acquisition Corp., BAT Acquisition Corp.,
                NES East Acquisition Corp., NES Michigan Acquisition
                Corp., Albany Ladder Company, Inc., Falconite, Inc.,
                Falconite Equipment, Inc., M&M Properties, Inc., Carl's
                Mid South Rent-All Center Incorporated, Falconite Rebuild
                Center, Inc., Falconite Aviation, Inc., McCurry &
                Falconite Equipment Co., Inc. and First Union National
                Bank, as Agent.                                             (2)

       4.9      Junior Subordinated Convertible Promissory Note, dated
                September 17, 1998, in the principal amount of
                $15,000,000.                                                (3)

       4.10(i)  Indenture dated December 11, 1998, by and among the
                Company, the Subsidiary Guarantors and Harris Savings and
                Trust Company, as trustee.                                  (4)

       4.10(ii) Supplemental indenture dated as of April 9, 1999, by and between Barricade Light & Rental, Inc., Mayer-Hammant
                Equipment, L.L.C., Wellesley Crane Service Co., Inc. and
                Harris Savings and Trust Company, as trustee.               (7)

       4.11     Forms of Series C and Series D 10% Senior Subordinated
                Notes (contained in Exhibit 4.10 as Exhibit A thereto).     (4)

       4.12     Form of Subsidiary Guarantee relating to Series C and
                Series D 10% Senior Subordinated Notes (contained in
                Exhibit 4.10 as Exhibit D thereto).                         (4)

       4.13     Registration Rights Agreement dated as of December 11,
                1998, among the Company, Albany Ladder Company, Inc., BAT
                Acquisition Corp., Carl's Mid South Rent-All Center
                Incorporated, Falconite Aviation, Inc., Falconite
                Equipment, Inc., Falconite, Inc., Falconite Rebuild
                Center, Inc., McCurry & Falconite Equipment Co., Inc.,
                M&M Properties, Inc., NES Acquisition Corp., NES East
                Acquisition Corp., NES Michigan Acquisition Corp., Rebel
                Studio Rentals, Inc., Shaughnessy Crane Service, Inc. and
                the initial purchasers named therein.                       (4)

       4.14     Purchase Agreement dated as of December 8, 1998, among
                the Company, Albany Ladder Company, Inc., BAT Acquisition
                Corp., Carl's Mid South Rent-All Center Incorporated,
                Falconite Aviation, Inc., Falconite Equipment, Inc.,
                Falconite, Inc., Falconite Rebuild Center, Inc., McCurry
                & Falconite Equipment Co., Inc., M&M Properties, Inc.,
                NES Acquisition Corp., NES East Acquisition Corp., NES
                Michigan Acquisition Corp., Rebel Studio Rentals, Inc.,
                Shaughnessy Crane Service, Inc. and the initial
                purchasers named therein.                                   (4)

       4.15     Registration Rights Agreement dated as of January 8,
                1999, among the Company, Albany Ladder Company, Inc., BAT
                Acquisition Corp., Carl's Mid South Rent-All Center
                Incorporated, Falconite Aviation, Inc., Falconite
                Equipment, Inc., Falconite, Inc., Falconite Rebuild
                Center, Inc., McCurry & Falconite Equipment Co., Inc.,
                M&M Properties, Inc., NES Acquisition Corp., NES East
                Acquisition Corp., NES Michigan Acquisition Corp., Rebel
                Studio Rentals, Inc., Shaughnessy Crane Service, Inc. and
                the initial purchasers named therein.                       (4)

       4.16     Purchase Agreement dated as of January 5, 1999, among the
                Company, Albany Ladder Company, Inc., BAT Acquisition
                Corp., Carl's Mid South Rent-All Center Incorporated,
                Falconite Aviation, Inc., Falconite Equipment, Inc.,
                Falconite, Inc., Falconite Rebuild Center, Inc., McCurry
                & Falconite Equipment Co., Inc., M&M Properties, Inc.,
                NES Acquisition Corp., NES East Acquisition Corp., NES
                Michigan Acquisition Corp., Rebel Studio Rentals, Inc.,
                Shaughnessy Crane Service, Inc. and the initial
                purchasers named therein.                                   (4)

      10.1(i)   Professional Services Agreement dated as of June 4, 1996,
                by and between the Company and Golder, Thoma, Cressey,
                Rauner Fund IV, L.P.                                        (2)

      10.1(ii)  Amendment No. 1 to Professional Services Agreement dated as of December 31, 1996, between the Company and Golder,
                Thoma, Cressey, Rauner Fund IV, L.P.                        (2)

      10.2      Purchase Agreement dated as of June 4, 1996, between the
                Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P.
                Thoma, Cressey, Rauner Fund IV, L.P.                        (2)

      10.3(i)   Stockholders Agreement dated as of June 4, 1996, by and
                between the Company, Golder, Thoma, Cressey, Rauner Fund
                IV, L.P. and certain Executives named therein.              (2)

      10.3(ii)  Amendment No. 1 to Stockholders Agreement dated December
                31, 1996, by and among the Company, Golder, Thoma,
                Cressey, Rauner Fund IV, L.P. and certain Executives
                named therein.                                              (2)

      10.4(i)   Registration Agreement dated as of June 4, 1996, between
                the Company and Golder, Thoma, Cressey, Rauner Fund IV,
                L.P. and certain Executives named therein.                  (2)

      10.4(ii)  Amendment No. 1 to Registration Agreement dated as of
                December 31, 1996, by and among the Company, Golder,
                Thoma, Cressey, Rauner Fund IV, L.P. and certain
                Executives named therein.                                   (2)

      10.4(iii) Amendment No. 2 to Registration Agreement dated as of
                July 24, 1998, by and among the Company, Golder, Thoma,
                Cressey, Rauner Fund IV, L.P. and R & R Rentals, Inc.       (2)

      10.4(iv)  Amendment No. 3 to Registration Agreement dated as of May
                14, 1999, by and among National Equipment Services, Inc.,
                Golder, Thoma, Cressey, Rauner Fund IV, L.P., The 1818
                Fund III, L.P., Co-Investment Partners, L.P., Erie
                Indemnity Company, Erie Insurance Exchange, Aquila
                Limited Partnership, GTR Associates V, Corp., and certain
                executives and other persons named therein.                 (7)

      10.5(i)   Senior Management Agreement dated as of June 4, 1996,
                between the Company and Kevin Rodgers.*                     (2)

      10.5(ii)  Amendment No. 1 to Senior Management Agreement dated
                December 31, 1996, between the Company and Kevin
                Rodgers.*                                                   (2)

      10.6(i)   Senior Management Agreement dated as of June 4, 1996,
                between the Company and Paul Ingersoll.*                    (2)

      10.6(ii)  Amendment No. 1 to Senior Management Agreement dated
                December 31, 1996, between the Company and Paul
                Ingersoll.*                                                 (2)

      10.7      Senior Management Agreement dated as of December 31,
                1996, between the Company and Dennis O'Connor.*             (2)

      10.8      Executive Stock Pledge Agreement dated as of June 4,
                1996, between the Company and Kevin Rodgers.                (2)

      10.9      Executive Stock Pledge Agreement dated as of June 4,
                1996, between the Company and Paul Ingersoll.               (2)

      10.10     Executive Stock Pledge Agreement dated as of December 31,
                1996, between the Company and Dennis O'Connor.              (2)

      10.11     Promissory Note dated as of January 6, 1997, by Kevin
                Rodgers in favor of the Company in the principal amount
                of $63,232.                                                 (2)

      10.12     Promissory Note dated as of January 6, 1997, by Paul
                Ingersoll in favor of the Company in the principal amount
                of $9,880.                                                  (2)

      10.13     Promissory Note dated as of January 6, 1997, by Dennis
                O'Connor in favor of the Company in the principal amount
                of $19,760.                                                 (2)

      10.14     Securities Transfer Agreement dated as of December 31,
                1996, by and among the Company, Golder, Thoma, Cressey,
                Rauner Fund IV, L.P., Golder, Thoma, Cressey, Rauner Fund
                V, L.P., Kevin Rodgers, Paul Ingersoll and Dennis
                O'Connor.                                                   (2)

     10.15   Asset Purchase Agreement dated as of January 6, 1997, by and among NES Acquisition Corp., Industrial Crane Maintenance
             Systems, Inc., Brazos Rental & Tool, Inc., Safe Work Load
             Products, Inc. and certain stockholders of the Sellers
             referred to therein.                                           (2)

     10.16   Stock Purchase Agreement dated as of February 18, 1997, by and among Aerial Platforms, Inc., Carter B. Wilson and the
             Company.                                                       (2)

     10.17   Asset Purchase Agreement dated as March 17, 1997, by among
             NES Acquisition Corp., Lone Star Rentals, Inc. and James
             Horsley.                                                       (2)

     10.18   Asset Purchase Agreement dated as of April 1, 1997, by and among, BAT Acquisition Corp., BAT Rentals, Inc. and Paul B.
             Bronken.                                                       (2)

     10.19   Asset Purchase Agreement dated as of July 1, 1997, by and
             among NES Acquisition Corp., Sprint Industrial Services,
             Inc., Joseph B. Swinbank and Donald Poarch.                    (2)

     10.20   Stock Purchase Agreement dated as of July 18, 1997, by and among MST Enterprises, Inc., the stockholders of MST
             Enterprises, Inc. and National Equipment Services, Inc.        (2)

     10.21   Asset Purchase Agreement dated as of January 16, 1998, by
             and among McNabb Enterprises, Inc., the stockholders of
             McNabb Enterprises, Inc. and BAT Acquisition Corp.             (2)

     10.22   Asset Purchase Agreement dated as of January 23, 1998, by
             and among NES Michigan Acquisition Corp., Grand Hi-Reach,
             Inc. and Allen Baker.                                          (2)

     10.23   Stock Purchase Agreement dated as of January 12, 1998, by
             and among Genpower Pump & Equipment Co., Inc., the
             stockholders of Genpower Pump & Equipment Co., Inc. and the
             Company.                                                       (2)

     10.24   Asset Purchase Agreement dated as of February 4, 1998, by
             and among NES Michigan Acquisition Corp., Work Safe Supply
             Co., Inc., Dan J. Babcock and Kathy Babcock.                   (2)

     10.25   Asset Purchase Agreement dated as of March 2, 1998, by and among The Modern Group, Inc., the Stockholders of The Modern
             Group, Inc., Southeast Texas Intermediary, Inc. and NES
             Acquisition Corp.                                              (2)

     10.26   Asset Purchase Agreement dated as of February 9, 1998, by
             and between Cormier Equipment Corporation and NES
             Acquisition Corp.                                              (2)

     10.27   Assignment and Assumption Agreement dated as of March 4,
             1998, among NES Acquisition Corp. and NES East Acquisition
             Corp.                                                          (2)

     10.28   Lease dated January 6, 1997 by and between ES&L Service and
             NES Acquisition Corp.                                          (2)

     10.29   Lease Agreement dated as of May 30, 1990, by and between
             Weeks Super Partnership, LTD and Aerial Platforms, Inc.        (2)

     10.30   Lease Agreement dated as of March 17, 1997, by and between
             James Horsley and NES Acquisition Corp. relating to 3440 Red
             Bluff Road, Pasadena, Texas.                                   (2)

     10.31   Lease dated as of April 1, 1997, by and between BAT Rentals,
             Inc. and BAT Acquisition Corp.                                 (2)

     10.32   Lease Agreement dated as of July 18, 1997, by and between
             March S. Trubitz, Suellen Trubitz and MST Enterprises, Inc.    (2)

     10.33   Stock Purchase Agreement dated as of March 9, 1998, by and among the Company, Albany Ladder Company, Inc. and the
             stockholders of Albany Ladder Company, Inc.                    (2)

     10.34   Stock Purchase Agreement dated as of April 1, 1998, by and among the Company, Falconite, Inc. and the stockholders of
             Falconite, Inc.                                                (2)

     10.35   National Equipment Services, Inc. 1998 Long Term Incentive
             Plan.*                                                         (1)

     10.36   Asset Purchase Agreement dated as of July 24, 1998, by and among NES Acquisition Corp., R&R Rentals, Inc. and the
             stockholders of R&R Rentals, Inc.                              (2)

     10.37   Form of Underwriting Agreement among the Company, Salomon
             Smith Barney, Smith Barney, Inc., William Blair & Company,
             L.L.C., Credit Suisse First Boston Corporation, Donaldson,
             Lufkin & Jenrette Securities Corporation and NationsBanc
             Montgomery Securities LLC.                                     (1)

     10.38   Stock Purchase Agreement dated as of September 1, 1998, by and among the Company, Shaughnessy Crane Service, Inc. and
             the stockholders of Shaughnessy Crane Service, Inc.            (3)

     10.39   Employment Letter Agreement dated September 10, 1998, by and
             between the Company and James W. O'Neil.                       (5)

     10.40   Stock Purchase Agreement dated February 26, 1999, by and
             among National Equipment Services, Inc. and Dick Cole and
             Penelope A. Cole as Co-Trustees of the Cole Family Trust
             U/A/D 11/20/1994.                                              (6)

     10.41   Purchase Agreement dated as of March 2, 1999, by and among
             National Equipment Services, Inc., Mayer-Hammant Equipment,
             L.L.C. and the Members of Mayer-Hammant Equipment, L.L.C.      (6)

     10.42   Stock Purchase Agreement dated March 19, 1999, by and among
             Shaughnessy Crane Services, Inc., and the Stockholders of
             Wellesley Crane Service Co., Inc.                              (6)

     10.43   Stock Purchase Agreement dated April 27, 1999, by and among
             National Equipment Services, Inc., The 1818 Fund III, L.P.,
             Co-Investment Partners, L.P., Erie Indemnity Company, Erie
             Insurance Exchange and Aquila Limited Partnership.             (6)

     10.44   Purchase Agreement dated as of July 31, 1999, by and among
             The Plank Companies, L.P., The Plank Companies, Inc., Plank
             Management, Inc., Michael J. Plank and NES Shoring
             Acquisition, Inc.                                              (8)

     11.1 Statement re Computation of Per Share Earnings. Not required because the relevant computations can be determined clearly from the material contained in the financial statements included herein.

     21.1    Subsidiaries of the Company.                                   (9)

     23.1    Consent of PricewaterhouseCoopers LLP.

     27.1    Financial Data Schedule.

--------
*Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-49223).
(2) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-43553).
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 1998 (File No. 001-14163).
(4) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-71829).
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 001-14163).
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999 (File No. 001-14163).
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 001-14163).
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated August 2, 1999 (File No. 001-14163).
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 001-14163).