Form 10-Q
period 2000-03-31
NATIONAL EQUIPMENT SERVICES INC
filed 2000-05-15
CIK 1051381

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

                 For the quarterly period ended March 31, 2000

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 21,905,887 shares of Common Stock ($.01 par value) outstanding as of May 5, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONAL EQUIPMENT SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                             For the Quarter ended
                                 March 31, 2000

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Balance Sheets at March 31, 2000 (Unaudited)
          and December 31, 1999.......................................      3
          Consolidated Statements of Operations for the three months
          ended March 31, 2000 and 1999 (Unaudited)...................      4
          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999 (Unaudited)...................      5
          Notes to Consolidated Financial Statements (Unaudited)......    6-7
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      8
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..     10
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings...........................................     11
 Item 2.  Changes in Securities.......................................     11
 Item 3.  Defaults upon Senior Securities.............................     11
 Item 4.  Submission of Matters to a Vote of Security Holders.........     11
 Item 5.  Other Information...........................................     11
 Item 6.  Exhibits and Reports on Form 8-K............................     11
 SIGNATURE.............................................................    12
 Index of Exhibits                                                         13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (Unaudited)
Assets
 Cash and cash equivalents............................ $    3,710    $   33,530
 Accounts receivable, net of allowance for doubtful
  accounts of $5,060 and $5,425, respectively.........    110,363       113,136
 Inventory, net.......................................     43,640        37,016
 Rental equipment, net................................    582,679       559,762
 Property and equipment, net..........................     63,711        60,249
 Intangible assets, net...............................    380,544       383,074
 Loan origination costs, net..........................     11,055        11,720
 Prepaid expenses and other assets, net...............     32,735        21,127
                                                       ----------    ----------
   Total assets....................................... $1,228,437    $1,219,614
                                                       ==========    ==========
Liabilities
 Accounts payable..................................... $   37,700    $   45,764
 Accrued interest.....................................     13,343         6,353
 Deferred income taxes, net...........................     40,444        40,444
 Accrued expenses and other liabilities...............     18,966        23,568
 Debt.................................................    882,629       856,710
                                                       ----------    ----------
   Total liabilities..................................    993,082       972,839
                                                       ----------    ----------
 Convertible preferred stock..........................     95,422        95,297
 Commitments and contingencies........................        --            --
Stockholders' equity:
Common stock, $0.01 par, 100,000 shares authorized;
 24,123 shares issued.................................        241           241
Additional paid-in capital............................    123,606       123,606
Retained earnings.....................................     32,013        33,959
Stock subscriptions receivable........................      (102)          (102)
Treasury stock at cost, 2,562 shares and 905 shares,
 respectively.........................................    (15,825)       (6,226)
                                                       ----------    ----------
   Total stockholders' equity.........................    139,933       151,478
                                                       ----------    ----------
   Total liabilities and stockholders' equity......... $1,228,437    $1,219,614
                                                       ==========    ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                                For the Three
                                                                 Months Ended
                                                                  March 31,
                                                               -----------------
                                                                 2000     1999
                                                               --------  -------
Revenues
 Rental revenues.............................................. $ 99,521  $59,902
 New equipment sales..........................................   12,013    9,043
 Rental equipment sales.......................................    6,948    6,892
 Parts, service and other.....................................   15,816   11,695
                                                               --------  -------
   Total revenues............................................. $134,298   87,532
                                                               --------  -------
Cost of revenues
 Rental equipment depreciation................................   20,959   12,931
 Cost of new equipment sales..................................    8,957    7,131
 Cost of rental equipment sales...............................    4,449    4,724
 Other operating expenses.....................................   46,598   27,508
                                                               --------  -------
   Total cost of revenues.....................................   80,963   52,294
                                                               --------  -------
Gross profit..................................................   53,335   35,238
Selling, general and administrative expenses..................   30,176   18,063
Non-rental depreciation and amortization......................    6,846    3,301
                                                               --------  -------
Operating income..............................................   16,313   13,874
Other income, net.............................................      109      207
Interest expense, net.........................................   19,482   12,722
                                                               --------  -------
Income (loss) before income taxes.............................   (3,060)   1,359
Income tax expense (benefit)..................................   (1,239)     571
                                                               --------  -------
Net income (loss) ............................................ $ (1,821) $   788
                                                               ========  =======
Basic earnings (loss) per common share........................ $  (0.09) $  0.03
                                                               ========  =======
Average number of common shares used in basic calculation.....   22,133   23,311
                                                               ========  =======
Diluted earnings per common share............................. $  (0.09) $  0.03
                                                               ========  =======
Average number of common shares used in diluted calculation...   22,133   24,123
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

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                              For the Three
                                                               Months Ended
                                                                March 31,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
Operating Activities:
Net income (loss)..........................................  $(1,821) $    788
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization.............................   27,805    16,232
 Gain on sale of equipment.................................   (2,469)   (2,230)
 Changes in operating assets and liabilities:
  Accounts receivable......................................    2,773    (3,006)
  Inventory................................................   (6,624)   (6,025)
  Prepaid expenses and other assets........................   (2,058)   (1,857)
  Accounts payable.........................................   (8,064)    3,666
  Accrued expenses and other liabilities...................    3,277     7,918
                                                             -------  --------
Net cash provided by operating activities..................   12,819    15,486
                                                             -------  --------
Investing Activities:
Acquisitions, net of cash received.........................  (10,006)  (50,854)
Purchases of rental equipment..............................  (48,324)  (36,184)
Proceeds from sale of rental equipment.....................    6,948     6,892
Purchases of property and equipment........................   (7,488)   (3,805)
Proceeds from sale of property and equipment...............      135        84
                                                             -------  --------
Net cash used in investing activities......................  (58,735)  (83,867)
                                                             -------  --------
Financing Activities:
Proceeds from long-term debt...............................   47,000   141,000
Payments on long-term debt and capital leases..............  (21,081)  (72,505)
Net proceeds from sale of common stock.....................      --         42
Repurchase of treasury stock...............................   (9,599)      --
Payments of loan origination costs.........................     (224)      --
                                                             -------  --------
Net cash provided by financing activities..................   16,096    68,537
                                                             -------  --------
Net (decrease) increase in cash and cash equivalents.......  (29,820)      156
Cash and cash equivalents at beginning of period...........   33,530       344
                                                             -------  --------
Cash and cash equivalents at end of period.................  $ 3,710  $    500
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

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1. Organization

  National Equipment Services, Inc. (the "Company") is principally a holding company organized on June 4, 1996 (date of inception) under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired since the date of inception. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States. The Company rents various types of equipment to a diverse customer base, including construction, petro-chemical and other industrial users. The Company also sells new and used rental equipment, related parts, and provides other services. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying balance sheets are presented on an unclassified basis.

2. Basis of presentation

  The accompanying unaudited financial statements as of and for the quarters ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 1999 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

  The Company does not have any components of other comprehensive income that would have to be reported in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

  Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

3. Earnings per share

  The Company's earnings per share for the three months ended March 31, 2000 and 1999 are calculated as follows:

                                                                 2000     1999
                                                                -------  ------
   Net income (loss)........................................... $(1,821) $  788
   Less accretion on preferred stock...........................    (125)    --
                                                                -------  ------
   Net income (loss) available to common stockholders.......... $(1,946) $  788
                                                                =======  ======
   Basic weighted average shares...............................  22,133  23,311
   Effect of dilutive securities
     Unvested stock............................................     --      812
                                                                -------  ------
   Diluted weighted average shares.............................  22,133  24,123
   Basic earnings (loss) per share............................. $ (0.09) $ 0.03
   Diluted earnings (loss) per share........................... $ (0.09) $ 0.03

  If the effect of the Company's unvested stock and convertible preferred stock were included in the above calculation as of March 31, 2000, the weighted average shares outstanding would have been 30,377 resulting in a diluted loss per share of $(0.06).

  If the dilution of the Company's convertible debt were included in the above calculation as of March 31, 1999, the weighted average shares outstanding would have been 25,575 and the earnings available to common stockholders would have been $962 resulting in a diluted earnings per share of $0.04.

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (in thousands, except per share data)

4. Acquisitions

  As more fully disclosed in the Company's Form 10-K for the year ended December 31, 1999, the Company completed nineteen acquisitions, accounted for as purchases, at various times during 1999. In 2000, the Company purchased the following rental equipment companies:

       Acquisition
          Date                      Company                    Location    Purchase Price
       -----------                  -------                    --------    --------------
      March 7, 2000  Cassidy & Lee, Inc.                    Canton, MA         $9,200
      March 7, 2000  Road Light, Inc./Interstate Sign, Inc. Providence, RI     $2,000

  The following pro forma financial information represents the pro forma results of operations as if the 1999 and 2000 acquisitions had been completed on January 1, 1999, after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and other assets, interest expense for acquisition debt and amortization of related intangibles and goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of January 1, 1999, nor are the results indicative of the Company's future results of operations.

                                                               For the Three
                                                               Months Ended
                                                                 March 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
      Revenues.............................................. $135,656  $127,092
      Operating income...................................... $ 16,199  $ 18,396
      Net loss.............................................. $ (2,176) $   (831)
      Basic loss per share.................................. $  (0.10) $  (0.04)
      Diluted loss per share................................ $  (0.10) $  (0.04)

5. Inventory

  Inventory, net consists of the following, at:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
      New equipment......................................  $22,031    $16,703
      Used equipment.....................................    4,394      3,503
      Contractor supplies................................    7,178      8,577
      Parts..............................................   12,442     10,491
      Reserves for excess and obsolete inventory.........   (2,405)    (2,258)
                                                           -------    -------
                                                           $43,640    $37,016
                                                           =======    =======

6. Debt

  During 1999, the Company amended its Credit Facility with First Union National Bank, as the agent, and certain other financial institutions to increase the available borrowings from $400,000 up to a maximum amount of $750,000 (subject to availability based on certain financial tests including a borrowing base). Based upon the available borrowing base at March 31, 2000, the Company had $67,672 available on the revolving credit facility loan, and up to $145,000 if incremental borrowings were used to purchase rental equipment.

  The Company's indentures contain a number of covenants that, among other things, require the Company to maintain certain financial ratios and set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments and issuances of stock. The Company is currently in compliance with all covenants of the indentures.

7. Subsequent events

  Subsequent to March 31, 2000, the Company completed an exchange of all of the stock of its subsidiary, Safety Lights Sales & Leasing, Inc. for all of the stock of Texoma, Inc. and approximately $18 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

  The following table shows information derived from the Company's historical consolidated statements of operations as a percentage of total revenues.

                                                                     Three
                                                                    Months
                                                                     Ended
                                                                   March 31,
                                                                  -------------
                                                                  2000    1999
                                                                  -----   -----
Rental revenues..................................................  74.1 %  68.4%
Rental equipment sales...........................................   5.2     7.9
New equipment sales and other....................................  20.7    23.7
                                                                  -----   -----
Total revenues................................................... 100.0   100.0
Cost of revenues.................................................  60.3    59.7
                                                                  -----   -----
Gross margin.....................................................  39.7    40.3
Selling, general and administrative expenses.....................  22.5    20.6
Non-rental depreciation and amortization.........................   5.1     3.8
                                                                  -----   -----
Operating income.................................................  12.1    15.9
Other income, net................................................   0.2     0.2
Interest expense, net............................................  14.6    14.5
                                                                  -----   -----
Income (loss) before income taxes................................  (2.3)    1.6
Income tax expense (benefit).....................................  (0.9)    0.7
                                                                  -----   -----
Net income (loss)................................................  (1.4)%   0.9%

Results of Operations

  The Company's consolidated financial statements cover the three months ended March 31, 2000 and 1999. Comparisons of the Company's results for these periods are significantly impacted by the fact that the Company completed nineteen acquisitions at different times during 1999.

Quarter Ended March 31, 2000, Compared with the Quarter Ended March 31, 1999

  Revenues. Total revenues increased to $134,298 in 2000 from $87,532 in 1999. Rental revenues increased to $99,521 from $59,902. The increases were primarily the result of the acquisition of additional businesses after the first quarter of 1999 as well as the inclusion in 2000 of a full quarter's results for the businesses acquired during the first quarter of 1999.

  Gross Profit. Gross profit increased to $53,335, in 2000 from $35,238 in 1999. Gross margin decreased to 39.7% from 40.3%. The decrease in gross margin is primarily due to seasonal fluctuations in higher margin rental revenues in the general and road construction markets as well as slight rental rate decreases as a result of increased competition in the Northeast.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $30,176 in 2000 from $18,063 in 1999. As a percentage of total revenues, selling, general and administrative expenses increased to 22.5% from 20.6%. This increase is primarily the result of the acquisitions of companies in 1999 that have higher fixed costs as a percentage of revenues than the Company, especially during the first quarter of each year due to increased seasonality of these businesses. Additionally, higher costs have been incurred to support the management infrastructure of the growing company.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased to $6,846 in 2000 from $3,301 in 1999 due to increased amortization expense from the acquisition of additional businesses.

  Interest Expense, Net. Interest expense, net, increased to $19,482 in 2000 from $12,722 in 1999. This increase was due to additional debt necessary to complete the Company's strategy of acquiring additional businesses during 1999.

Liquidity and Capital Resources

  The Company's primary capital requirements are for the purchasing of new rental equipment and for acquisitions. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $48,324 and $36,184 in the first three months of 2000 and 1999, respectively. The Company's expenditures for rental fleet are expected to be approximately $120,000 in 2000.

  For the three months ended March 31, 2000 and 1999, the Company's net cash provided by operations was $12,819 and $15,486, respectively. The decrease in 2000 was due primarily to timing of payments for current liabilities offset in part by collections on outstanding accounts receivable. For the three months ended March 31, 2000 and 1999, the Company's net cash used in investing activities was $58,735 and $83,867, respectively. Net cash used for investing activities consists primarily of expenditures for new acquisitions and purchases of rental equipment and property and equipment. The decrease in 2000 was due primarily to lower acquisition activity. For the three months ended March 31, 2000 and 1999, the Company's net cash provided by financing activities was $16,096 and $68,537, respectively. Net cash provided by financing activities consists primarily of borrowings under the Company's credit facility and was lower in 2000 due to lower acquisition spending. During 1999, the Company amended its credit facility, which currently provides for a $100,000 term loan and a revolving credit facility up to a maximum of $650,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, purchases of rental equipment as well as seasonal working capital and general corporate requirements. As of March 31, 2000, $605,000 was outstanding under the credit facility. Based upon the available borrowing base at March 31, 2000, the Company had $67,672 available on the revolving credit facility loan and up to $145,000 if the incremental borrowings were used to purchase rental equipment.

  The Company believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy, including acquisitions. Over the long-term, the Company will need additional financing to continue its acquisition strategy.

General Economic Conditions, Inflation and Seasonality

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

  The Company's revenues and operating results fluctuate due to the seasonal nature of the industry in which the Company operates. This is more apparent in the current period because of the more seasonal nature of our recently acquired businesses and the rental patterns of customers in our new geographical regions (with rental activity tending to be lower in winter).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's credit facility, as amended, provides the Company with a $100 million term loan and permits the Company to borrow up to an additional $650 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate plus the applicable borrowing margin. At May 5, 2000, the Company had total borrowings under the credit facility and the term loan of $600 million, $450 million of which was subject to interest rate risk. Each 1.0% increase in interest rates on the unhedged variable rate debt would affect pretax earnings by approximately $4.5 million.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  See Index of Exhibits on page 13. The Company did not file any Current Reports on Form 8-K for the quarterly period ended March 31, 2000.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2000.


                                          National Equipment Services, Inc.

                                                  /s/ Dennis O'Connor
                                          By: _________________________________
                                                      Dennis O'Connor
                                                  Chief Financial Officer


Form 10-Q: For the quarter ended March 31, 2000.

                               INDEX OF EXHIBITS

 Exhibit
 Number                       Description of Document
 -------                      -----------------------
 11.1    Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
 21.1    Subsidiaries of the Company.
 27.1    Financial Data Schedule.