Form 10-Q
period 2000-06-30
NATIONAL EQUIPMENT SERVICES INC
filed 2000-08-14
CIK 1051381

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

                 For the quarterly period ended June 30, 2000

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 21,300,787 shares of Common Stock ($.01 par value) outstanding as of July 31, 2000.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONAL EQUIPMENT SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                             For the Quarter ended
                                 June 30, 2000

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Balance Sheets at June 30, 2000 (Unaudited) and
          December 31, 1999 ..........................................       3
          Consolidated Statements of Operations for the three and six
          months ended June 30, 2000 and 1999 (Unaudited).............       4
          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999 (Unaudited)....................       5
          Notes to Consolidated Financial Statements (Unaudited)......       6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................       8
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..      10
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings...........................................      11
 Item 2.  Changes in Securities.......................................      11
 Item 3.  Defaults upon Senior Securities.............................      11
 Item 4.  Submission of Matters to a Vote of Security Holders.........      11
 Item 5.  Other Information...........................................      11
 Item 6.  Exhibits and Reports on Form 8-K............................      11
 SIGNATURE.............................................................     12

 INDEX OF EXHIBITS.....................................................     13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                        June 30,    December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (Unaudited)
Assets
 Cash and cash equivalents............................ $    1,232    $   33,530
 Accounts receivable, net of allowance for doubtful
  accounts of $5,666 and $5,425, respectively.........    126,895       113,136
 Inventory, net.......................................     42,669        37,016
 Rental equipment, net................................    629,979       559,762
 Property and equipment, net..........................     62,434        60,249
 Intangible assets, net...............................    363,108       383,074
 Loan origination costs, net..........................     10,304        11,720
 Prepaid expenses and other assets, net...............     24,588        21,127
                                                       ----------    ----------
   Total assets....................................... $1,261,209    $1,219,614
                                                       ==========    ==========
Liabilities
 Accounts payable..................................... $   43,343    $   45,764
 Accrued interest.....................................      7,626         6,353
 Deferred income taxes, net...........................     40,444        40,444
 Accrued expenses and other liabilities...............     24,648        23,568
 Debt.................................................    906,476       856,710
                                                       ----------    ----------
   Total liabilities..................................  1,022,537       972,839
                                                       ----------    ----------
Convertible preferred stock...........................     95,547        95,297
Commitments and contingencies.........................        --            --
Stockholders' Equity
Common stock, $0.01 par, 100,000 shares authorized;
 24,123 shares issued.................................        241           241
Additional paid-in capital............................    123,606       123,606
Retained earnings.....................................     37,724        33,959
Stock subscriptions receivable........................       (102)         (102)
Treasury stock at cost, 2,947 shares and 905 shares,
 respectively.........................................    (18,344)       (6,226)
                                                       ----------    ----------
   Total stockholders' equity.........................    143,125       151,478
                                                       ----------    ----------
   Total liabilities and stockholders' equity......... $1,261,209    $1,219,614
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

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                           For the Three        For the Six
                                           Months Ended        Months Ended
                                             June 30,            June 30,
                                         ------------------  ------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
Revenues
 Rental revenues.......................  $117,860  $ 78,927  $217,380  $138,829
 New equipment sales...................    13,882     9,692    25,895    18,735
 Rental equipment sales................     8,181     6,397    15,129    13,289
 Parts, service and other..............    18,789    14,827    34,606    26,522
                                         --------  --------  --------  --------
   Total revenues......................   158,712   109,843   293,010   197,375
                                         --------  --------  --------  --------
Cost of revenues
 Rental equipment depreciation.........    22,990    14,729    43,949    27,660
 Cost of new equipment sales...........    10,674     7,565    19,631    14,696
 Cost of rental equipment sales........     5,514     4,264     9,963     8,988
 Other operating expenses..............    51,569    35,421    98,167    62,929
                                         --------  --------  --------  --------
   Total cost of revenues..............    90,747    61,979   171,710   114,273
                                         --------  --------  --------  --------
Gross profit...........................    67,965    47,864   121,300    83,102
Selling, general and administrative
 expenses..............................    30,879    20,173    61,055    38,236
Non-rental depreciation and
 amortization..........................     6,733     4,272    13,579     7,573
                                         --------  --------  --------  --------
Operating income.......................    30,353    23,419    46,666    37,293
Other income, net......................        85       460       194       667
Interest expense, net..................   (20,630)  (13,612)  (40,112)  (26,334)
                                         --------  --------  --------  --------
Income before income taxes.............     9,808    10,267     6,748    11,626
Income tax expense.....................     3,972     4,312     2,733     4,883
                                         --------  --------  --------  --------
Net income.............................  $  5,836  $  5,955  $  4,015  $  6,743
                                         ========  ========  ========  ========
Basic earnings per common share........  $   0.27  $   0.25  $   0.17  $   0.29
                                         ========  ========  ========  ========
Average number of common shares used in
 basic calculation.....................    20,936    23,376    21,532    23,344
                                         ========  ========  ========  ========
Diluted earnings per common share......  $   0.20  $   0.22  $   0.13  $   0.26
                                         ========  ========  ========  ========
Average number of common shares used in
 diluted calculation...................    29,115    28,412    29,744    26,983
                                         ========  ========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                              For the Six
                                                             Months Ended
                                                               June 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Operating Activities
Net income..............................................  $   4,015  $   6,743
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization..........................     57,528     35,233
 Gain on sale of equipment..............................     (5,086)    (4,353)
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (12,887)   (11,723)
  Inventory.............................................     (5,058)    (3,169)
  Prepaid expenses and other assets.....................       (702)    (5,360)
  Accounts payable......................................     (2,546)    (8,308)
  Accrued expenses and other liabilities................      3,473      5,119
                                                          ---------  ---------
Net cash provided by operating activities...............     38,737     14,182
                                                          ---------  ---------
Investing Activities
Acquisitions, net of cash received......................    (11,692)   (90,233)
Cash received in connection with business combination...     18,000        --
Purchases of rental equipment...........................   (120,188)   (98,021)
Proceeds from sale of rental equipment..................     15,129     13,289
Purchases of property and equipment.....................    (10,462)   (11,966)
Proceeds from sale of property and equipment............        754        652
                                                          ---------  ---------
Net cash used in investing activities...................   (108,459)  (186,279)
                                                          ---------  ---------
Financing Activities
Proceeds from long-term debt............................     91,000    341,000
Payments on long-term debt and capital leases...........    (41,234)  (168,811)
Net proceeds from sale of common stock..................        --          42
Repurchase of treasury stock............................    (12,118)       --
Payments of loan origination costs......................       (224)       --
                                                          ---------  ---------
Net cash provided by financing activities...............     37,424    172,231
                                                          ---------  ---------
Net (decrease) increase in cash and cash equivalents....    (32,298)       134
Cash and cash equivalents at beginning of period........     33,530        344
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $   1,232  $     478
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

2. Basis of presentation

  The accompanying unaudited financial statements as of and for the quarters ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 1999 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements presentation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters of the year are typically the most active quarters for the Company.

  The Company does not have any components of other comprehensive income that would have to be reported in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

  Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

3. Earnings per share

  The Company's earnings per share for the three and six months ended June 30, 2000 and 1999 is calculated as follows:

                                                                 For the Six
                                            For the Three        Months Ended
                                        Months Ended June 30,      June 30,
                                        ----------------------- ---------------
                                           2000        1999      2000    1999
                                        ----------  ----------- ------  -------
   Net income.......................... $    5,836  $     5,955 $4,015  $ 6,743
   Plus interest on convertible debt,
    net of tax.........................         --          174     --      348
   Less accretion on preferred stock...       (125)          --   (250)      --
                                        ----------  ----------- ------  -------
   Net income available to common
    stockholders....................... $    5,711  $     6,129 $3,765  $ 7,091
                                        ==========  =========== ======  =======
   Weighted average shares.............     21,423       24,123 22,052   24,123
     Less unvested stock...............        487          747    520      779
                                        ----------  ----------- ------  -------
   Basic weighted average shares.......     20,936       23,376 21,532   23,344

   Effect of dilutive securities
     Unvested stock....................        487          747    520      779
     Convertible debt..................         --        1,414     --    1,414
     Convertible preferred stock.......      7,692        2,875  7,692    1,446
                                        ----------  ----------- ------  -------
   Diluted weighted average shares.....     29,115       28,412 29,744   26,983
                                        ==========  =========== ======  =======
   Basic earnings per share............ $     0.27  $      0.25 $ 0.17  $  0.29
                                        ==========  =========== ======  =======
   Diluted earnings per share.......... $     0.20  $      0.22 $ 0.13  $  0.26
                                        ==========  =========== ======  =======

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (in thousands, except per share data)

4. Acquisitions

  As more fully disclosed in the Company's Form 10-K for the year ended December 31, 1999, the Company completed nineteen acquisitions, accounted for as purchases, at various times during 1999. In 2000, the Company purchased the following rental equipment companies:

      Acquisition
      Date          Company                          Location    Purchase Price
      -----------   ---------------------------   -------------- --------------
      March 7, 2000 Cassidy & Lee, Inc.           Canton, MA         $9,200
                    Road Light, Inc./Interstate
      March 7, 2000 Sign, Inc.                    Providence, RI      2,000
      June 21, 2000 Laser Products, Inc.          Atlanta, GA         2,000

  During the quarter ended June 30, 2000, the Company completed an exchange of all of the stock of its subsidiary, Safety Lights Sales & Leasing, Inc. for all of the stock of Texoma, Inc. and approximately $18 million in cash. No gain or loss was recognized on this transaction.

  The following pro forma financial information represents the results of operations as if the 1999 and 2000 acquisitions had been completed on January 1, 1999, after giving effect to certain adjustments including increased depreciation and amortization of property and equipment and other assets, interest expense for acquisition debt and amortization of related intangibles and goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have been achieved had these acquisitions been completed as of January 1, 1999, nor are the results indicative of the Company's future results of operations.

                                               For the Three      For the Six
                                               Months Ended      Months Ended
                                                 June 30,          June 30,
                                             ----------------- -----------------
                                               2000     1999     2000     1999
                                             -------- -------- -------- --------
      Revenues.............................. $160,051 $141,061 $293,589 $266,431
      Operating income...................... $ 30,514 $ 27,941 $ 47,391 $ 46,581
      Net income (loss)..................... $  5,883 $  4,513 $  3,868 $  3,594
      Basic earnings (loss) per share....... $   0.28 $   0.28 $   0.17 $   0.16
      Diluted earnings (loss) per share..... $   0.20 $   0.20 $   0.12 $   0.11

5. Inventory

  Inventory, net consists of the following, at:

                                                          June 30,  December 31,
                                                            2000        1999
                                                          --------  ------------
      New equipment...................................... $21,948     $16,703
      Used equipment.....................................   3,779       3,503
      Contractor supplies................................   7,149       8,577
      Parts..............................................  12,603      10,491
      Reserves for excess and obsolete inventory.........  (2,810)     (2,258)
                                                          -------     -------
                                                          $42,669     $37,016
                                                          =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

  The following table shows information derived from the Company's consolidated statements of operations as a percentage of total revenues.

                                                                  Six Months
                                            Three Months Ended       Ended
                                                 June 30,          June 30,
                                            --------------------  ------------
                                              2000       1999     2000   1999
                                            ---------  ---------  -----  -----
Rental revenues............................      74.3%      71.9%  74.2%  70.4%
Rental equipment sales.....................       5.2        5.8    5.2    6.7
New equipment sales and other..............      20.5       22.3   20.6   22.9
                                            ---------  ---------  -----  -----
Total revenues.............................     100.0      100.0  100.0  100.0
Cost of revenues...........................      57.2       56.4   58.6   57.9
                                            ---------  ---------  -----  -----
Gross profit...............................      42.8       43.6   41.4   42.1
Selling, general and administrative
 expenses..................................      19.5       18.4   20.8   19.4
Non-rental depreciation and amortization...       4.2        3.9    4.6    3.8
                                            ---------  ---------  -----  -----
Operating income...........................      19.1       21.3   16.0   18.9
Other income, net..........................       0.0        0.4    0.1    0.3
Interest expense, net......................      12.9       12.4   13.6   13.3
                                            ---------  ---------  -----  -----
Income before income taxes.................       6.2        9.3    2.3    5.9
Income tax expense.........................       2.5        3.9    0.9    2.5
                                            ---------  ---------  -----  -----
Net income.................................       3.7%       5.4%   1.4%   3.4%

Results of Operations

  The Company's consolidated financial statements cover the three and six months ended June 30, 2000 and 1999. Comparisons of the Company's results for these periods are significantly impacted by the fact that the Company completed nineteen acquisitions at different times during 1999, with seven completed during the first six months of the year. Three additional acquisitions were completed during the first six months of 2000. The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters of the year are typically the most active quarters for the Company.


Results of Operations for the Three and Six Months Ended June 30, 2000 and
1999

  Revenues. Total revenues increased to $158,712 for the three months ended June 30, 2000 from $109,843 for the three months ended June 30, 1999. Rental revenues increased to $117,860 from $78,927. The increases were primarily the result of the acquisition of additional businesses after the second quarter of 1999 as well as the inclusion in 2000 of a full quarter's results for the businesses acquired in the second quarter of 1999. The increase is also related to strong industry demand resulting in same store rental revenue growth of 17%. Similarly, total revenues increased to $293,010 for the six months ended June 30, 2000 from $197,375 for the six months ended June 30, 1999.

  Gross Profit. Gross profit increased to $67,965 for the three months ended June 30, 2000 from $47,864 for the three months ended June 30, 1999 and to $121,300 for the six months ended June 30, 2000 from $83,102 for the six months ended June 30, 1999. Gross margins decreased to 42.8% from 43.6% and to 41.1% from 42.1% during these respective periods. The decreases in gross margins are primarily due to the effect of increased costs relating to 24 start-up locations over the past 18 months.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $30,879 for the three months ended June 30, 2000 from $20,173 for the three months ended June 30, 1999 and to $61,055 for the six months ended June 30, 2000 from $38,236 for the six months ended June 30, 1999. As a percentage of total revenues, selling, general and administrative expenses increased to 19.5% from 18.4% and to 20.8% from 19.4% during these respective periods. These increases are primarily the result of the acquisitions in 1999 that have higher fixed costs as a percentage of revenues than the Company and the result of higher costs associated with the start-up locations.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased to $6,733 for the three months ended June 30, 2000 from $4,272 for the three months ended June 30, 1999 and to $13,579 for the six months ended June 30, 2000 from $7,573 for the six months ended June 30, 1999. These increases were due to increased amortization expense from the acquisition of additional businesses.

  Interest Expense, net. Interest expense, net, increased to $20,630 for the three months ended June 30, 2000 from $13,612 for the three months ended June 30, 1999 and to $40,112 for the six months ended June 30, 2000 from $26,334 for the six months ended June 30, 1999. These increases were due to additional debt necessary to complete the acquisition of businesses during 1999.

Liquidity and Capital Resources

  The Company's primary capital requirements are for the purchasing of new rental equipment and for acquisitions. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $120,188 and $98,021 in the first six months of 2000 and 1999, respectively. The Company has substantially completed its capital expenditure program for this year.

  For the six months ended June 30, 2000 and 1999, the Company's net cash provided by operations was $38,737 and $14,182, respectively. The increase in 2000 was due primarily to higher earnings before depreciation and amortization. For the six months ended June 30, 2000 and 1999, the Company's net cash used in investing activities was $108,459 and $186,279, respectively. Net cash used in investing activities consists primarily of expenditures for new acquisitions and purchases of rental equipment and property and equipment. The decrease in 2000 was due primarily to reduced acquisition activity. For the six months ended June 30, 2000 and 1999, the Company's net cash provided by financing activities was $37,424 and $172,231, respectively. Net cash provided by financing activities consists primarily of borrowings, net of repayments, under the Company's credit facility and was lower in 2000 due to reduced acquisition spending and the Company's purchase of treasury shares under its stock repurchase program during the six months ended June 30, 2000.

  The Company's credit facility provides for a $100,000 term loan and a revolving credit facility up to a maximum of $650,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, purchase rental equipment as well as seasonal working capital and general corporate requirements. As of June 30, 2000, $631,000 was outstanding under the credit facility. Based upon the available borrowing base at June 30, 2000, the Company had $104,693 available on the revolving credit facility loan and up to $119,000 if the incremental borrowings were used to purchase rental equipment. The Company believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy, including acquisitions. Over the long-term, the Company will need additional financing to continue its acquisition strategy.

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

  The Company's revenues and operating results fluctuate due to the seasonal nature of the industry in which the Company operates. This is more apparent in the current year-to-date results because of the more seasonal nature of businesses acquired during 1999 and the rental patterns of customers in its new geographical regions (with rental activity tending to be lower in winter).

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

  Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The SAB is effective for the Company's quarter beginning October 1, 2000. The Company has evaluated the relevant revenue recognition criteria discussed in this SAB and believes it should not have an impact on the Company's current accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's credit facility provides the Company with a $100 million term loan and permits the Company to borrow up to an additional $650 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate or eurodollar rate plus the applicable borrowing margin. At July 31, 2000, the Company had total borrowings under the revolving facility and the term loan of $637 million, $487 million of which was subject to interest rate risk. Each 1.0% increase in interest rates on the unhedged variable rate debt would affect pretax earnings by approximately $4.9 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its annual shareholders meeting on May 26, 2000. See
Exhibit 22.1 for a report of the voting on the matters considered at the meeting.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  See Index of Exhibits on page 13. The Company did not file any Current Reports on Form 8-K for the quarterly period ended June 30, 2000.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2000.


                                          National Equipment Services, Inc.

                                                  /s/ Dennis O'Connor
                                          By: _________________________________
                                                      Dennis O'Connor
                                                  Chief Financial Officer


Form 10-Q: For the quarter ended June 30, 2000.

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

--------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 001-14163).