Form 10-Q
period 2000-07-30
NATIONAL EQUIPMENT SERVICES INC
filed 2000-11-14
CIK 1051381

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

               For the quarterly period ended September 30, 2000

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 24,123,387 shares of Common Stock ($.01 par value) outstanding as of November 6, 2000.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONAL EQUIPMENT SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                             For the Quarter ended
                               September 30, 2000

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
 PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Consolidated Balance Sheets at September 30, 2000
          (Unaudited) and December 31, 1999 ..........................       3
          Consolidated Statements of Operations for the three and nine
          months ended September 30, 2000 and 1999 (Unaudited)........       4
          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999 (Unaudited)...............       5
          Notes to Consolidated Financial Statements (Unaudited)......       6
 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................       8
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..      10
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings...........................................      11
 Item 2.  Changes in Securities.......................................      11
 Item 3.  Defaults upon Senior Securities.............................      11
 Item 4.  Submission of Matters to a Vote of Security Holders.........      11
 Item 5.  Other Information...........................................      11
 Item 6.  Exhibits and Reports on Form 8-K............................      11
 SIGNATURE.............................................................     12

 INDEX OF EXHIBITS.....................................................     13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                       (Unaudited)
Assets
 Cash and cash equivalents..........................   $    6,267    $   33,530
 Accounts receivable, net of allowance for doubtful
  accounts of $5,042 and $5,425, respectively.......      138,120       113,136
 Inventory, net.....................................       39,759        37,016
 Rental equipment, net..............................      640,665       559,762
 Property and equipment, net........................       63,536        60,249
 Intangible assets, net.............................      363,341       383,074
 Loan origination costs, net........................        9,667        11,720
 Prepaid expenses and other assets, net.............       25,250        21,127
                                                       ----------    ----------
   Total assets.....................................   $1,286,605    $1,219,614
                                                       ==========    ==========
Liabilities
 Accounts payable...................................   $   38,775    $   45,764
 Accrued interest...................................       16,232         6,353
 Deferred income taxes, net.........................       40,444        40,444
 Accrued expenses and other liabilities.............       32,201        23,568
 Debt...............................................      915,238       856,710
                                                       ----------    ----------
   Total liabilities................................    1,042,890       972,839
                                                       ----------    ----------
Convertible preferred stock.........................       95,672        95,297
Commitments and contingencies.......................          --            --
Stockholders' Equity
Common stock, $0.01 par, 100,000 shares authorized;
 24,123 shares issued...............................          241           241
Additional paid-in capital..........................      123,606       123,606
Retained earnings...................................       43,360        33,959
Stock subscriptions receivable......................         (102)         (102)
Treasury stock at cost, 3,019 shares and 905 shares,
 respectively.......................................      (19,062)       (6,226)
                                                       ----------    ----------
   Total stockholders' equity.......................      148,043       151,478
                                                       ----------    ----------
   Total liabilities and stockholders' equity.......   $1,286,605    $1,219,614
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

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                           For the Three       For the Nine
                                           Months Ended        Months Ended
                                           September 30,       September 30,
                                         ------------------  ------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
Revenues
 Rental revenues.......................  $127,630  $ 98,111  $345,011  $236,940
 New equipment sales...................    13,976    11,982    39,871    30,717
 Rental equipment sales................     5,585     7,128    20,714    20,417
 Parts, service and other..............    20,322    14,883    54,927    41,405
                                         --------  --------  --------  --------
   Total revenues......................   167,513   132,104   460,523   329,479
                                         --------  --------  --------  --------
Cost of revenues
 Rental equipment depreciation.........    23,923    18,286    67,872    45,946
 Cost of new equipment sales...........    10,127     9,730    29,758    24,426
 Cost of rental equipment sales........     3,505     4,774    13,468    13,762
 Other operating expenses..............    57,353    37,168   155,520   100,097
                                         --------  --------  --------  --------
   Total cost of revenues..............    94,908    69,958   266,618   184,231
                                         --------  --------  --------  --------
Gross profit...........................    72,605    62,146   193,905   145,248
Selling, general and administrative
 expenses..............................    33,340    26,229    94,395    64,465
Non-rental depreciation and
 amortization..........................     6,985     4,778    20,564    12,351
                                         --------  --------  --------  --------
Operating income.......................    32,280    31,139    78,946    68,432
Other income, net......................        86       269       280       936
Interest expense, net..................   (21,628)  (15,500)  (61,740)  (41,834)
                                         --------  --------  --------  --------
Income before income taxes.............    10,738    15,908    17,486    27,534
Income tax expense.....................     4,977     6,681     7,710    11,564
                                         --------  --------  --------  --------
Net income.............................  $  5,761  $  9,227  $  9,776  $ 15,970
                                         ========  ========  ========  ========
Basic earnings per common share........  $   0.27  $   0.39  $   0.44  $   0.68
                                         ========  ========  ========  ========
Average number of common shares used in
 basic calculation.....................    20,696    23,465    21,251    23,362
                                         ========  ========  ========  ========
Diluted earnings per common share......  $   0.20  $   0.29  $   0.32  $   0.56
                                         ========  ========  ========  ========
Average number of common shares used in
 diluted calculation...................    28,811    31,774    29,430    28,834
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

                       NATIONAL EQUIPMENT SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                             For the Nine
                                                             Months Ended
                                                             September 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Operating Activities
Net income..............................................  $   9,776  $  15,970
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization..........................     88,436     58,297
 Gain on sale of equipment..............................     (7,162)    (6,799)
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (23,399)   (20,966)
  Inventory.............................................     (1,748)   (12,068)
  Prepaid expenses and other assets.....................     (3,290)   (11,800)
  Accounts payable......................................     (7,114)    15,291
  Accrued expenses and other liabilities................     19,523     20,220
                                                          ---------  ---------
Net cash provided by operating activities...............     75,022     58,145
                                                          ---------  ---------
Investing Activities
Acquisitions, net of cash received......................    (14,427)  (217,132)
Cash received in connection with business combination...     18,000        --
Purchases of rental equipment...........................   (157,676)  (167,165)
Proceeds from sale of rental equipment..................     20,714     20,417
Purchases of property and equipment.....................    (16,699)   (17,662)
Proceeds from sale of property and equipment............      1,787      1,227
                                                          ---------  ---------
Net cash used in investing activities...................   (148,301)  (380,315)
                                                          ---------  ---------
Financing Activities
Proceeds from long-term debt............................    100,000    513,476
Payments on long-term debt and capital leases...........    (41,472)  (183,910)
Net proceeds from sale of common stock..................        --          42
Repurchase of treasury stock............................    (12,836)    (1,541)
Payments of loan origination costs......................        324        --
                                                          ---------  ---------
Net cash provided by financing activities...............     46,016    328,067
                                                          ---------  ---------
Net (decrease) increase in cash and cash equivalents....    (27,263)     5,897
Cash and cash equivalents at beginning of period........     33,530        344
                                                          ---------  ---------
Cash and cash equivalents at end of period..............  $   6,267  $   6,241
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

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1. Organization

  National Equipment Services, Inc. (the "Company") is principally a holding company organized on June 4, 1996 (date of inception) under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired or formed since the date of inception. The Company owns and operates equipment rental, sales and service facilities located throughout the United States. The Company rents various types of equipment to a diverse customer base, including construction, petro-chemical and other industrial users. The Company also sells new and used rental equipment, related parts, and provides other services. The nature of the Company's business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying balance sheets are presented on an unclassified basis.

2. Basis of presentation

  The accompanying unaudited financial statements as of and for the quarters ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 1999 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements presentation. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters of the year are typically the most active quarters for the Company.

  The Company does not have any components of other comprehensive income that would have to be reported in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

  Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

3. Earnings per share

  The Company's earnings per share for the three and nine months ended September 30, 2000 and 1999 is calculated as follows:

                                             For the Three     For the Nine
                                             Months Ended      Months Ended
                                             September 30,     September 30,
                                            ----------------  ----------------
                                             2000     1999     2000     1999
                                            -------  -------  -------  -------
   Net income.............................. $ 5,761  $ 9,227  $ 9,776  $15,970
   Plus interest on convertible debt, net
    of tax.................................     --       --       --       348
   Less accretion on preferred stock.......    (125)    (172)    (375)    (172)
                                            -------  -------  -------  -------
   Net income available to common
    stockholders........................... $ 5,636  $ 9,055  $ 9,401  $16,146
                                            =======  =======  =======  =======
   Weighted average shares.................  21,119   24,082   21,738   24,109
     Less unvested stock...................    (423)    (617)    (487)    (747)
                                            -------  -------  -------  -------
   Basic weighted average shares...........  20,696   23,465   21,251   23,362

   Effect of dilutive securities
     Unvested stock........................     423      617      487      747
     Convertible debt......................     --       --       --     1,175
     Convertible preferred stock...........   7,692    7,692    7,692    3,550
                                            -------  -------  -------  -------
   Diluted weighted average shares.........  28,811   31,774   29,430   28,834
                                            =======  =======  =======  =======
   Basic earnings per share................ $  0.27  $  0.39  $  0.44  $  0.68
                                            =======  =======  =======  =======
   Diluted earnings per share.............. $  0.20  $  0.29  $  0.32  $  0.56
                                            =======  =======  =======  =======

                       NATIONAL EQUIPMENT SERVICES, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                     (in thousands, except per share data)

4. Acquisitions

  As more fully disclosed in the Company's Form 10-K for the year ended December 31, 1999, the Company completed nineteen acquisitions, accounted for as purchases, at various times during 1999. In 2000, the Company purchased the following rental equipment companies:

      Acquisition
      Date            Company                       Location    Purchase Price
      -----------     ------------------------   -------------- --------------
      March 7, 2000   Cassidy & Lee, Inc.        Canton, MA         $9,200
                      Road Light,
                      Inc./Interstate Sign,
      March 7, 2000   Inc.                       Providence, RI      2,000
      June 21, 2000   Laser Products, Inc.       Atlanta, GA         2,000
                      St. Clair Equipment Com-
      August 31, 2000 pany                       Houston, TX         2,300

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

                                              For the Three     For the Nine
                                              Months Ended      Months Ended
                                              September 30,     September 30,
                                            ----------------- -----------------
                                              2000     1999     2000     1999
                                            -------- -------- -------- --------
      Revenues............................. $167,794 $155,652 $462,117 $422,839
      Operating income..................... $ 32,354 $ 36,427 $ 80,108 $ 83,282
      Net income........................... $  6,697 $  9,277 $ 10,605 $ 12,871
      Basic earnings per share............. $   0.32 $   0.45 $   0.48 $   0.59
      Diluted earnings per share........... $   0.23 $   0.32 $   0.35 $   0.42

5. Inventory

  Inventory, net consists of the following, at:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
      New equipment..................................    $17,789      $16,703
      Used equipment.................................      4,859        3,503
      Contractor supplies............................      6,221        8,577
      Parts..........................................     14,023       10,491
      Reserves for excess and obsolete inventory.....     (3,133)      (2,258)
                                                         -------      -------
                                                         $39,759      $37,016
                                                         =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

  The following table shows information derived from the Company's consolidated statements of operations as a percentage of total revenues.

                                                                  Nine Months
                                           Three Months Ended        Ended
                                              September 30,      September 30,
                                           --------------------  --------------
                                             2000       1999      2000    1999
                                           ---------  ---------  ------  ------
Rental revenues..........................       76.2%      74.3%   74.9%   71.9%
Rental equipment sales...................        3.3        5.4     4.5     6.2
New equipment sales and other............       20.5       20.3    20.6    21.9
                                           ---------  ---------  ------  ------
Total revenues...........................      100.0      100.0   100.0   100.0
Cost of revenues.........................       56.7       53.0    57.9    55.9
                                           ---------  ---------  ------  ------
Gross profit.............................       43.3       47.0    42.1    44.1
Selling, general and administrative
 expenses................................       19.9       19.9    20.5    19.6
Non-rental depreciation and amortization.        4.2        3.6     4.5     3.7
                                           ---------  ---------  ------  ------
Operating income.........................       19.2       23.5    17.1    20.8
Other income, net........................        0.1        0.2     0.1     0.3
Interest expense, net....................       12.9       11.7    13.4    12.7
                                           ---------  ---------  ------  ------
Income before income taxes...............        6.4       12.0     3.8     8.4
Income tax expense.......................        3.0        5.0     1.7     3.5
                                           ---------  ---------  ------  ------
Net income...............................        3.4%       7.0%    2.1%    4.9%
                                           =========  =========  ======  ======

Results of Operations

  The Company's consolidated financial statements cover the three and nine months ended September 30, 2000 and 1999. Comparisons of the Company's results for these periods are significantly impacted by the fact that the Company completed nineteen acquisitions at different times during 1999, with fourteen completed during the first nine months of the year. Four additional acquisitions were completed during the first nine months of 2000. The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition. Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters of the year are typically the most active quarters for the Company.


Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999

  Revenues. Total revenues increased to $167,513 for the three months ended September 30, 2000 from $132,104 for the three months ended September 30, 1999. Rental revenues increased to $127,630 from $98,111 during these respective periods. The increases were primarily the result of the acquisition of additional businesses after the third quarter of 1999 as well as the inclusion in 2000 of a full quarter's results for the businesses acquired in the third quarter of 1999. The increase is also related to strong industry demand resulting in same store rental revenue growth of 15%. Similarly, total revenues increased to $460,523 for the nine months ended September 30, 2000 from $329,479 for the nine months ended September 30, 1999.

  Gross Profit. Gross profit increased to $72,605 for the three months ended September 30, 2000 from $62,146 for the three months ended September 30, 1999 and to $193,905 for the nine months ended September 30, 2000 from $145,248 for the nine months ended September 30, 1999. Gross margins decreased to 43.3% from 47.0% and to 42.1% from 44.1% during these respective periods. The decreases in gross margins are primarily due to the effect of increased costs relating to 24 start-up locations over the past 21 months and soft rental rates in some markets.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $33,340 for the three months ended September 30, 2000 from $26,229 for the three months ended September 30, 1999 and to $94,395 for the nine months ended September 30, 2000 from $64,465 for the nine months ended September 30, 1999. As a percentage of total revenues, selling, general and administrative expenses remained constant at 19.9% for the three months ended September 30, 2000 and 1999. As a percentage of total revenues, selling, general and administrative expenses increased to 20.5% for the nine months ended September 30, 2000 from 19.6% for the nine months ended September 30, 1999. This increase is primarily the result of the acquisitions in 1999 that have higher fixed costs as a percentage of revenues than the Company and the result of higher costs associated with the start-up locations.

  Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased to $6,985 for the three months ended September 30, 2000 from $4,778 for the three months ended September 30, 1999 and to $20,564 for the nine months ended September 30, 2000 from $12,351 for the nine months ended September 30, 1999. These increases were due primarily to increased amortization expense from the acquisition of additional businesses.

  Interest Expense, net. Interest expense, net, increased to $21,628 for the three months ended September 30, 2000 from $15,500 for the three months ended September 30, 1999 and to $61,740 for the nine months ended September 30, 2000 from $41,834 for the nine months ended September 30, 1999. These increases were due to additional debt necessary to complete the acquisition of businesses during 1999, as well as an overall increase in interest rates on the Company's revolving line of credit.

Liquidity and Capital Resources

  The Company's primary capital requirements are for the purchasing of new rental equipment and for acquisitions. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $157,676 and $167,165 in the first nine months of 2000 and 1999, respectively. The Company has substantially completed its capital expenditure program for 2000.

  For the nine months ended September 30, 2000 and 1999, the Company's net cash provided by operations was $75,022 and $58,145, respectively. The increase in 2000 was due primarily to higher earnings before depreciation and amortization. For the nine months ended September 30, 2000 and 1999, the Company's net cash used in investing activities was $148,301 and $380,315, respectively. Net cash used in investing activities consists primarily of expenditures for new acquisitions and purchases of rental equipment and property and equipment. The decrease in 2000 was due primarily to reduced acquisition activity. For the nine months ended September 30, 2000 and 1999, the Company's net cash provided by financing activities was $46,016 and $328,067, respectively. Net cash provided by financing activities consists primarily of borrowings, net of repayments, under the Company's credit facility. The decrease in 2000 was due primarily to reduced acquisition spending, offset in part by the Company's increase in purchases of treasury shares under its stock repurchase program during the nine months ended September 30, 2000.

  The Company's credit facility provides for a $100,000 term loan and a revolving credit facility up to a maximum of $650,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, purchase rental equipment as well as seasonal working capital and general corporate requirements. As of September 30, 2000, $640,000 was outstanding under the credit facility. Based upon the available borrowing base at September 30, 2000, the Company had $109,950 available on the revolving credit facility loan. The Company believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy, including acquisitions. Over the long-term, the Company will need additional financing to continue its acquisition strategy.

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

  Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The SAB is effective for the Company's quarter beginning October 1, 2000. The Company has evaluated the relevant revenue recognition criteria discussed in this SAB and believes it should not have a material impact on the Company's current accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's credit facility provides the Company with a $100 million term loan and permits the Company to borrow up to an additional $650 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate or eurodollar rate plus the applicable borrowing margin. At November 6, 2000, the Company had total borrowings under the revolving facility and the term loan of $630 million, all of which is subject to interest rate risk. Each 1.0% increase in interest rates on the unhedged variable rate debt would affect pretax earnings by approximately $6.3 million.

  The Company uses interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The interest rate swap fixed the interest rate at 4.51% on $150 million of variable rate debt through October 23, 2000. The interest differential was paid or received on a monthly basis and recognized as a component of interest expense.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  See Index of Exhibits on page 13. The Company did not file any Current Reports on Form 8-K for the quarterly period ended September 30, 2000.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2000.


                                          National Equipment Services, Inc.

                                                  /s/ Dennis O'Connor
                                          By: _________________________________
                                                      Dennis O'Connor
                                                  Chief Financial Officer


Form 10-Q: For the quarter ended September 30, 2000.

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