Form 10-K
period 2000-12-31
NATIONAL EQUIPMENT SERVICES INC
filed 2001-04-02
CIK 1051381

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)

   /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from ______________ to ______________

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 22, 2001, the aggregate market value of the voting stock held by non-affiliates of National Equipment Services, Inc. was approximately $15,825,042.

    As of March 22, 2001, there were 21,151,163 shares of Common Stock of National Equipment Services, Inc., par value $0.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Part III incorporates by reference certain information to be included in Registrant's 2001 Proxy Statement.

                               INDEX TO EXHIBITS:

    Located on pages 37 through 42 of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    National Equipment Services, Inc. (the "Company") is a leading participant in the growing and highly fragmented $24 billion equipment rental industry. Through its 41 businesses acquired since January 1997, the Company specializes in renting specialty and general equipment to industrial and construction end users. The Company rents over 750 different types of machinery and equipment, and distributes new equipment for nationally recognized original equipment manufacturers. The Company also sells used equipment as well as complementary parts, supplies and merchandise, and provides repair and maintenance services to its customers. The Company is geographically diversified, with 194 locations across 35 states, and is a leading competitor in each of the geographic markets it serves.

    Management believes the Company offers one of the most modern and well-maintained fleets of specialty and general equipment in each of its markets. The average age of the Company's equipment fleet is approximately three years. Specialty equipment includes electric and pneumatic hoists, hydraulic and truck-mounted cranes, liquid storage tanks, pumps and highway safety equipment. General industrial and construction equipment includes aerial work platforms, air compressors, cranes, earth-moving equipment and rough terrain forklifts. The Company rents and sells this equipment to industrial and construction end users.

    The Company is led by a senior management team with significant industry experience and an impressive track record of acquiring and integrating companies in the equipment rental industry. Prior to founding the Company, the Company's senior management team was responsible for building Brambles Equipment Services ("Brambles"), the U.S. equipment rental business of an Australian public company, into an industry leader. At Brambles, this team executed a growth strategy that combined a disciplined acquisition program with significant organic growth. Management believes that the team's extensive industry experience allows it to more easily identify quality acquisition targets, and successfully integrate and optimize these businesses through effective financial and operating controls and the proper use of capital. The Company's local operations are managed by professionals who average more than 15 years of experience in the industry and have extensive knowledge of and relationships in their local markets. These managers are typically former owners of the businesses acquired by the Company. The Company also benefits from the financial expertise of Golder, Thoma, Cressey, Rauner, Inc. and Brown Brothers Harriman & Co., established investment firms. Golder, Thoma, Cressey, Rauner Fund V, L.P., an affiliate of Golder, Thoma, Cressey, Rauner, Inc., and Brown Brothers Harriman & Co.'s 1818 Fund are the Company's principal equity investors.

ACQUIRED BUSINESSES

    The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of specialty and general equipment to industrial and construction end users. Since January 1997, the Company has acquired 41 businesses. The Company believes that the extensive industry experience of its senior management team allows management to more easily identify quality acquisition targets and successfully integrate and optimize these businesses. The following table summarizes the Company's completed acquisitions to date:

                                                                                                     YEARS IN
                                                                                                    BUSINESS AT
                                                                                                    ACQUISITION
      ACQUIRED BUSINESS                        PRODUCTS                     GEOGRAPHIC FOCUS           DATE       DATE ACQUIRED
      -----------------                        --------                     ----------------        -----------   -------------
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

Wellesley Crane Service          Cranes                                 Northeast                       29        March 1999

Advanced Warnings, Inc.          Highway safety equipment               Oklahoma                        16        April 1999

The Mike Madrid Company Inc.,
  Latshaw Traffic Services,
  Inc., and Madrid Leasing
  Corp.                          Highway safety equipment               Indiana                         16        April 1999

The Illinois operations of S&R
  Equipment Co.                  Aerial work platforms and cranes       Mid-South and Gulf Coast         9        May 1999

Elite Rentals                    Earth-moving equipment                 Gulf Coast                       2        June 1999

Gould & Associates, Inc.         Pumps                                  Southeast                       11        July 1999

The Plank Company, LP            Trench safety equipment                Gulf Coast and West Coast       39        August 1999

Interstate Traffic Control,
  Inc. and Rich-Lite, Inc.       Highway safety equipment               Southeast                       18        August 1999

American Tool Rental Corp.       General equipment                      East Coast                      12        August 1999

Management Technology America,
  Ltd.                           Management information systems         National                        14        August 1999

Alternate Construction
  Controls, Inc.                 Highway safety equipment               Illinois                        12        September 1999

L and C Flashing Barricades,
  Inc.                           Highway safety equipment               East Coast                      36        September 1999

                                                                                                     YEARS IN
                                                                                                    BUSINESS AT
                                                                                                    ACQUISITION
      ACQUIRED BUSINESS                        PRODUCTS                     GEOGRAPHIC FOCUS           DATE       DATE ACQUIRED
      -----------------                        --------                     ----------------        -----------   -------------
Safety Light Sales & Leasing,
  Inc. of Texas                  Highway safety equipment               Gulf Coast                      31        October 1999

Tropical Ladder and Lifts,
  Inc.                           General equipment                      Florida                         10        October 1999

ABC Barricade, Inc.              General equipment                      Florida                          8        October 1999

Cantel, Inc.                     Trench safety equipment                Northwest                       14        November 1999

Tri-State Signing, Inc.          Highway safety equipment               Iowa                            11        November 1999

Cassidy & Lee, Inc.              Earth-moving equipment                 Northeast                       40        March 2000

Road Light, Inc. and
  Interstate Sign, Inc.          Highway safety equipment               East Coast                      26        March 2000

Laser Products, Inc.             Trench safety equipment                Georgia                         25        June 2000

St. Clair Equipment Company      Aerial work platforms                  Gulf Coast                      40        August 2000

PRODUCTS AND SERVICES

    The Company is primarily involved in the business of renting equipment to industrial and construction end users. In addition, to more fully serve its customers and leverage its fixed costs, the Company 1) sells complementary parts, merchandise and rental equipment, 2) acts as a distributor of new equipment on behalf of original equipment manufacturers and 3) services the equipment it sells and rents.

    EQUIPMENT RENTALS. The Company rents a broad selection of general equipment, ranging from large equipment, such as aerial work platforms, air compressors, generators, earth-moving equipment and rough terrain forklifts, to small equipment, such as hand tools, to industrial and commercial construction customers. The Company's specialty equipment available for rent includes electric and pneumatic hoists, hydraulic and truck-mounted cranes, liquid storage tanks, pumps, and trench and highway safety equipment. The Company is the only major company in the industry to focus on specialty equipment. The Company is the leading renter of industrial hoists in the United States, and the leading renter of portable storage tanks to the chemical and petrochemical industries in the Gulf Coast region. The Company's rental contracts range from a one-day rental contract for a small subcontractor, to a multi-year contract for certain industrial customers, with an overall average rental period of 19 days. Four categories of equipment represented approximately 69% of the Company's total rental equipment fleet (based on original equipment cost) at December 31, 2000: 1) aerial work platforms (41%), 2) cranes (12%), 3) forklifts (9%) and
4) mobile storage tanks (7%). The mix of rental equipment at each of the Company's locations is a function of the demands of the local customer base and the focus of that business. At December 31, 2000, the original equipment cost of the Company's rental fleet was approximately $919 million, and the weighted average age of its rental equipment fleet was approximately three years.

    SALES OF NEW EQUIPMENT. The Company sells new equipment to end users from certain original equipment manufacturers, including JLG Industries, Genie Industries, OmniQuip, Manitowoc, Terex, Gehl, Broderson, Ingersoll-Rand, Miller Electric, SkyJack, Speed Shore, 3M, Dragon Products, Tadano, Avant Garde, Komatsu, Multiquip, Wacker and Mitsui. The Company believes the volume of equipment it buys creates significant purchasing power with suppliers, which leads to favorable prices and terms on the purchase of equipment for its rental fleet and for sale as new equipment. The Company's ability to sell new equipment offers flexibility to its customers and enhances the Company's customer relations.

    SALES OF RENTAL EQUIPMENT. The Company routinely sells rental equipment to adjust the size and composition of its rental fleet to changing market conditions, and as part of its ongoing commitment to maintain a top quality fleet. The Company receives favorable sales prices for its rental equipment due to its strong preventive maintenance program and its practice of selling rental equipment before it becomes irreparable or obsolete. Senior management works with local managers to optimize the timing of sales of rental equipment by taking into account maintenance costs, rental demand patterns and resale prices. The

Company sells rental equipment to its existing rental customers, as well as to domestic and international used-equipment buyers.

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

CUSTOMERS

    Management estimates the Company currently has more than 35,000 customers, ranging from "Fortune 500" companies to small contractors. For fiscal 2000, no single customer accounted for more than 1.3% of the Company's total revenues, while the top five customers represented less than 4.7% of total revenues. Customers look to the Company as an ongoing, comprehensive source of rental equipment because of the economic advantages and convenience of renting, as well as the high costs associated with equipment ownership. The Company's primary customer base can be classified into the following categories: 1) industrial, including manufacturers, petrochemical facilities, chemical companies, paper mills and public utilities and 2) commercial and residential construction, repair and renovation, including contractors. In addition to maintaining its historically strong relationship with local customers, the Company is increasing its emphasis on larger national and multi-regional accounts.

    INDUSTRIAL.  The Company's industrial customers, many of whom operate
24 hours per day, use the Company to outsource their equipment requirements, which reduces the capital investment and minimizes the ongoing maintenance, repair and storage costs associated with equipment ownership. Management believes the Company is well positioned to take advantage of the increasing trend among industrial customers to outsource their equipment needs. In addition, the Company's specialty products, such as hoists and tanks, are tailored to meet the needs of industrial end users. Management believes that given its multi-regional presence, the Company is well positioned to increase its industrial revenue base. The Company intends to expand its industrial customer base by providing additional equipment and services to its existing industrial customers, and establishing new relationships through its existing businesses as well as through strategic acquisitions.

    CONSTRUCTION. The Company's construction customers include "Fortune 500" companies, national and regional contractors and subcontractors involved in construction projects such as 1) chemical plants and other manufacturing facilities, 2) roads, bridges and highways, 3) schools, hospitals and airports and 4) residential developments and apartment buildings.

MANAGEMENT INFORMATION SYSTEMS

    The Company has made significant investments in its information systems. These information systems substantially integrate customer and equipment tracking programs that allow the sales force to use the Internet to track customer requirements, while coordinating with inside sales and logistics personnel to ensure customer demands are met on a timely basis. These systems also provide real-time rental management data, which allows management to monitor asset utilization, rental rates, repairs and maintenance, and inventory levels by region, location, equipment classification, and individual rental item. These systems are fully integrated into a financial package that tracks profitability by branch and region, enabling the Company to maintain a decentralized management structure.

OPERATIONS

    The Company's equipment rental yards typically include 1) a customer service center and showroom displaying selected rental equipment, new equipment offered for sale and related merchandise; 2) an equipment service area, and
3) equipment storage facilities. Each rental center is staffed by an average of

16 employees, including a manager, an assistant manager, sales people, back office clerks, truck drivers, mechanics, and yard personnel. The rental center employees' knowledge of the equipment enables them to recommend the best equipment for a customer's particular application. Each rental center manager is responsible for all aspects of the center's operation, including establishing rental rates, selecting equipment, and determining employee compensation at such location. The Company also maintains two re-manufacturing facilities utilized in equipment refurbishing.

SALES

    The Company offers rental equipment and related services primarily through its sales force, consisting of approximately 82 sales managers who oversee approximately 310 sales people. The sales force at each location is knowledgeable about all of the services and products provided there. Sales managers and representatives regularly call on contractors' job sites and industrial facilities in their sales territories, often assisting customers in planning for their equipment requirements. The Company also provides its sales force with extensive training, including frequent in-house training by supplier representatives, covering the operating features and maintenance requirements of its equipment. Members of the Company's sales force generally earn commissions on all equipment rentals and sales that they generate.

SEASONALITY

    The Company's revenues and operating results are expected to fluctuate due to the seasonal nature of the industry in which the Company operates, with rental activity tending to be lower in the winter.

PURCHASING AND SUPPLIERS

    Management believes that the Company's size enables it to purchase equipment directly from manufacturers at favorable prices. The Company has developed strong relationships with many leading original equipment manufacturers, including JLG Industries, Genie Industries, OminiQuip, Manitowoc, Terex, Gehl, Broderson, Ingersoll-Rand, Miller Electric, SkyJack, Speed Shore, 3M, Dragon Products, Tadano, Avant Garde, Komatsu, Multiquip, Wacker and Mitsui. No single supplier accounted for more than 10.6% of the Company's total purchases. The Company believes it could readily replace any of its suppliers if necessary.

COMPETITION

    The equipment rental industry is highly fragmented and competitive. Many of the markets in which the Company operates are served by numerous competitors, ranging from national and multi-regional companies, such as Hertz Equipment Rental Corporation (an affiliate of Ford Motor Company), NationsRent, Inc., Neff Corp., Prime Services, Inc. and United Rentals, Inc., to small, independent businesses with a limited number of locations. Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price. Geographic territories for competition usually are limited to 50 to 75 miles, due to servicing requirements and equipment transportation costs. Certain specialized equipment renters, such as Industrial Hoist Services, compete on a larger regional or national basis. In general, management believes that national and multi-regional operators, such as the Company, enjoy substantial competitive advantages over small, independent rental businesses, which cannot afford to maintain the comprehensive rental equipment fleet and high level of maintenance and service that the Company offers.

EMPLOYEES

    At March 22, 2001, the Company had a total of approximately 3,000 employees, approximately 400 of which are represented by unions. Management believes that its relationship with all of its employees is good. The Company is committed to, and has realized significant benefits from, its formal employee training programs. Management believes that this investment in training and safety awareness programs for employees is a competitive advantage that positions the Company to be responsive to customer needs.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

    The Company's facilities are subject to federal, state and local environmental requirements relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"), impose strict, retroactive, joint and several liability for releases of hazardous substances.

    Based on environmental assessments conducted in connection with the Company's acquisitions, the Company believes that its facilities are in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements. Some risk of environmental liability is inherent in the nature of the Company's business, however, and in the future the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws.

    The Company dispenses petroleum products from storage tanks located at some of its locations. There can be no assurance that these tank systems have been or will at all times remain free from leaks, or that the use of these tanks has not or will not result in spills or other releases. Management does not believe that the presence or operation of these tanks will have a material adverse effect on the Company's operating results or financial position.

    The Company uses hazardous substances, such as solvents, to clean and maintain its rental equipment fleet, and generates wastes, such as used motor oil, radiator fluid and solvents, which are stored on site and disposed of at off-site locations. Under various environmental laws, including CERCLA, the Company could be liable for contamination at sites where hazardous substances used in its operations have been disposed of or otherwise released.

    Management does not expect that compliance with environmental laws will have a material adverse effect on the Company's operating results, financial condition or competitive position to date. The Company does not expect to incur material expenditures for environmental upgrades or controls in this or the succeeding fiscal year.

ITEM 2.  PROPERTIES

    At March 22, 2001, the Company operated 193 equipment rental locations in the following 35 states: Alabama (9), Arizona (8), Arkansas (1), California (6), Connecticut (1), Florida (15), Georgia (8), Illinois (3), Indiana (6), Iowa (8), Kansas (1), Kentucky (6), Louisiana (4), Maine (5), Maryland (1), Massachusetts
(8), Michigan (11), Mississippi (1), Missouri (5), Nevada (3), New Hampshire
(3), New York (8), North Carolina (1), Ohio (2), Oklahoma (3), Oregon (4), Pennsylvania (2), Rhode Island (2), Tennessee (7), Texas (33), Vermont (1), Virginia (3), Washington (4), West Virginia (2) and Wisconsin (8). The Company's properties typically include an outside storage yard and a small building containing offices, a maintenance center and, in certain locations, a retail showroom. The Company owns 15 of its equipment rental locations and leases the other 178, as well as its approximately 7,000 square foot headquarters space in Evanston, Illinois. The net book value of owned facilities was approximately
$10 million at December 31, 2000, and the average annual lease expense on leased facilities was approximately $56,000 in 2000. Management believes that none of the Company's leased facilities, individually, is material to its operations, and that all of these leases can be readily replaced at similar terms. The Company's interests in each of these properties secure borrowings under its credit facility.

ITEM 3.  LEGAL PROCEEDINGS

    From time-to-time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The Company's ultimate legal and financial liability resulting from any proceedings cannot be estimated with certainty. However, after examining these matters, the Company believes that an adverse ruling in any of these proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

    As of March 22, 2001, there were 35 holders of record of the Company's common stock. The Company has never paid any dividends on its common stock. Dividend payments are restricted under the terms of the Company's credit facility and indentures.

    The Company repurchased 2,114,600 shares of common stock during 2000 under the Company's common stock repurchase program. The Company repurchased no additional shares of common stock after December 31, 2000 through March 22, 2001.

    Since the Company's initial public stock offering on July 13, 1998, the Company's common stock has been traded on the New York Stock Exchange under the symbol "NSV." The table below lists the high and low sales price information for the common stock, as reported by the New York Stock Exchange, during each quarter of the Company's last two fiscal years.

FISCAL QUARTER                                                  HIGH       LOW
--------------                                                --------   --------
1999:
    First quarter...........................................   $12.50     $8.88
    Second quarter..........................................   $12.88     $9.06
    Third quarter...........................................   $12.50     $7.50
    Fourth quarter..........................................   $12.13     $5.38

2000:
    First quarter...........................................   $ 7.25     $5.88
    Second quarter..........................................   $ 7.25     $5.00
    Third quarter...........................................   $ 6.00     $4.38
    Fourth quarter..........................................   $ 4.88     $1.75

ITEM 6.  SELECTED FINANCIAL DATA

    THE DATA PRESENTED BELOW ON THE COMPANY SHOULD BE READ IN CONJUNCTION WITH
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    During the periods presented below, the Company completed 41 business acquisitions that were accounted for using the purchase method of accounting. The accounts of the businesses acquired in these transactions are included from their respective acquisition dates. In view of the fact that the Company's operating results for the periods presented below were affected by acquisitions, the Company believes that its results of operations for the years presented are not directly comparable. See Note 4 of the Notes to the Consolidated Financial Statements of the Company later in this report.

                                                                 2000         1999        1998       1997       1996
                                                              ----------   ----------   --------   --------   --------
                                                                                   (IN THOUSANDS)
OPERATING DATA FOR FISCAL PERIOD ENDED DECEMBER 31:
Total revenues..............................................  $  623,836   $  473,194   $225,248   $ 41,288    $  --
Operating income (loss).....................................     103,448       95,003     49,937      6,187     (336)
Income (loss) before income taxes and extraordinary item....      19,659       35,536     23,581      1,923     (332)
BALANCE SHEET DATA AS OF DECEMBER 31:
Rental equipment, net.......................................  $  616,212   $  559,762   $378,254   $ 46,801    $  --
Intangible assets, net......................................     365,819      383,074    218,959     27,937       --
Total assets................................................   1,248,936    1,219,614    720,483    131,137      216
Total long term obligations and senior redeemable
  convertible preferred stock...............................     967,869      952,007    513,836     98,782       --
Total stockholders' equity..................................     149,432      151,478    136,866     26,473      106

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S RESULTS OF OPERATIONS AND ITS FINANCIAL CONDITION AND LIQUIDITY SHOULD BE READ IN CONJUNCTION WITH
ITEM 1. BUSINESS, ITEM 6. SELECTED FINANCIAL DATA AND ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. UNLESS OTHERWISE SPECIFIED, ALL AMOUNTS ARE IN THOUSANDS.

GENERAL

    The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of specialty and general equipment to industrial and construction end users. Since January 1997, the Company has acquired 41 businesses (the "Acquired Businesses") in separate transactions. All acquisitions were accounted for using the purchase method of accounting. The results of operations of the Acquired Businesses are included in the Company's financial statements only from their respective dates of acquisition.

    The Company derives its revenues from four sources: 1) rental of equipment,
2) new equipment sales, 3) rental equipment sales and 4) sales of complementary parts and services. The Company's primary source of revenue is the rental of equipment to industrial and construction end users. The growth of rental revenues depends on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates, and general economic conditions. Revenues generated from the sale of new equipment are affected by price and general economic conditions. Revenues generated from the sale of used rental equipment are affected by price, general economic conditions, and the Company's fleet maintenance programs. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volumes.

    Cost of revenues consists primarily of rental equipment depreciation, the cost of new equipment, the net book value of rental equipment sold, and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, the Company uses a range of periods over which it depreciates its equipment on a straight-line basis. On average, the Company depreciates its equipment over an estimated useful life of eight to nine years with 0% to 20% salvage value for certain rental equipment acquired.

    The following table shows information from the Company's consolidated statements of operations as a percentage of total revenues.

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Rental revenues.........................................       75.4%          72.2%          73.7%
New equipment sales.....................................        8.8            8.9            5.9
Rental equipment sales..................................        4.3            6.2            5.9
Parts sales, service and other revenues.................       11.5           12.7           14.5
                                                              -----          -----          -----
Total revenues..........................................      100.0          100.0          100.0
Cost of revenues........................................       58.1           55.1           54.4
                                                              -----          -----          -----
Gross profit............................................       41.9           44.9           45.6
Selling, general and administrative expenses............       20.8           20.8           20.0
Non-rental depreciation and amortization................        4.5            4.0            3.5
                                                              -----          -----          -----
Operating income........................................       16.6           20.1           22.1
Other income, net.......................................       (0.1)          (0.1)          (0.2)
Interest expense, net...................................       13.5           12.7           11.9
                                                              -----          -----          -----
Income before income taxes and extraordinary item.......        3.2            7.5           10.4
Income tax expense......................................        1.4            3.0            4.4
                                                              -----          -----          -----
Income before extraordinary item........................        1.8            4.5            6.0
Extraordinary item......................................         --             --            0.6
                                                              -----          -----          -----
Net income..............................................        1.8%           4.5%           5.4%
                                                              =====          =====          =====

RESULTS OF OPERATIONS

    The Company's historical consolidated financial statements included herein cover the years ended December 31, 2000, 1999 and 1998. Comparisons of the Company's results are significantly impacted by the fact that the Company completed four, 19 and 12 acquisitions at different times during 2000, 1999 and 1998, respectively. The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition.

  YEAR ENDED DECEMBER 31, 2000, COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

    REVENUES. Total revenues increased to $623,836 in 2000 from $473,194 in 1999. Rental revenues increased to $470,211 from $341,535 during these respective periods. The increases were primarily the result of the acquisition of additional businesses in 2000, as well as the inclusion in 2000 of a full year of revenue for the businesses acquired in 1999, coupled with strong industry demand resulting in same-store rental revenue growth of 15%.

    GROSS PROFIT. Gross profit increased to $261,178 in 2000 from $212,394 in 1999. Gross margin decreased to 41.9% from 44.9% during these respective periods. The decrease in gross margin was primarily the result of higher costs associated with the opening of 15 start-up locations during 2000 and the decline in rental rates in some markets.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $129,686 in 2000 from $98,530 in 1999. This increase is primarily the result of the inclusion in 2000 of a full year of expenses related to businesses acquired in 1999. As a percentage of total revenues, selling, general and administrative expenses remained constant at 20.8% for both 2000 and 1999.

    NON-RENTAL DEPRECIATION AND AMORTIZATION. Non-rental depreciation and amortization increased to $28,044 in 2000 from $18,861 in 1999. This increase was due primarily to the inclusion of a full year of depreciation and amortization expense related to the businesses acquired in 1999.

    OPERATING INCOME. As a result of the performance described above, operating income increased to $103,448 in 2000 from $95,003 in 1999. Operating income represented 16.6% of total revenues in 2000.

    INTEREST EXPENSE, NET. Interest expense, net increased to $84,182 in 2000 from $60,156 in 1999. This increase was due to higher average debt levels resulting from increased financing required for the Company's 2000 and 1999 acquisitions, as well as an overall increase in interest rates on the Company's revolving line of credit.

    INCOME TAX EXPENSE. Income tax expense decreased to $8,650 in 2000 from $14,443 in 1999. The Company's effective tax rate increased to 44.0% in 2000 from 40.6% in 1999 due to the non-deductibility for income tax purposes of amortization of goodwill related to certain acquisitions, offset by the effect of lower state tax rates compared to the prior year.

  YEAR ENDED DECEMBER 31, 1999, COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

    REVENUES. Total revenues increased to $473,194 in 1999 from $225,248 in 1998. This represented a 110.0% increase, 31.0% of which reflected the impact of acquiring 19 companies in 1999. The remaining 69% was attributed to increased volume at rental locations owned for more than one year and the recognition of a full year of revenue for the 1998 acquisitions.

    GROSS PROFIT. Gross profit increased to $212,394 in 1999 from $102,793 in 1998. Gross margin decreased to 44.9% from 45.6% during these respective periods. The decrease in gross margin primarily resulted from lower volumes of rentals in the Gulf Coast region, which typically generates higher margin rental revenues as a percentage of total revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $98,530 in 1999 from $45,001 in 1998. As a percentage of total revenues, selling, general and administrative expenses increased to 20.8% from 20.0%, during these respective periods, primarily reflecting costs incurred to support the growth of the Company's business.

    NON-RENTAL DEPRECIATION AND AMORTIZATION. Non-rental depreciation and amortization increased to $18,861 in 1999 from $7,855 in 1998. This increase was due primarily to the acquisition of 19 businesses in 1999 and the inclusion of a full year of non-rental depreciation and amortization expenses related to the businesses acquired in 1998.

    OPERATING INCOME. As a result of the performance described above, operating income increased to $95,003 in 1999 from $49,937 in 1998. Operating income represented 20.1% of total revenues in 1999.

    INTEREST EXPENSE, NET. Interest expense, net, increased to $60,156 in 1999 from $26,745 in 1998. This increase was due to higher average debt levels during 1999, resulting from increased financing required for the 19 acquisitions.

    INCOME TAX EXPENSE. Income tax expense increased to $14,443 in 1999 from $9,904 in 1998. The Company's effective tax rate declined to 40.6% in 1999 from 42.0% in 1998, as the Company continued to acquire businesses with effective tax rates closer to the U.S. statutory tax rate than its tax rate and due to the mix of earnings by state jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital requirements are for purchasing new rental equipment and for acquisitions. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant, and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold, as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $160 million, $197 million and $145 million in 2000, 1999, and 1998, respectively. The Company's expenditures for rental fleet are expected to be approximately $26 million in 2001. The Company's principal existing sources of cash are 1) cash generated from operations and
2) borrowings available under its credit facility ($84 million as of March 22,
2001).

    For the years ended December 31, 2000, 1999 and 1998, the Company's net cash provided by operations was $112 million, $70 million and $28 million, respectively. The respective increases in 2000 and 1999 were due primarily to higher earnings before depreciation and amortization. For the same three years, the Company's net cash used in investing activities was $148 million, $469 million and $543 million, respectively. Net cash used in investing activities consists primarily of expenditures for new acquisitions and purchases of rental equipment and property, plant and equipment. The decrease in 2000 was due primarily to reduced acquisition activity. The decrease in 1999 was due primarily to reduced acquisition spending, offset somewhat by higher equipment purchases. Net cash provided by financing activities was $6 million in 2000, $432 million in 1999, $480 million in 1998. Net cash provided by financing activities consists primarily of borrowings, net of repayments, under the Company's credit facility. The decrease in 2000 was due primarily to reduced acquisition spending, offset by an increase in purchases of treasury shares under the Company's stock repurchase program. The decrease in 1999 was due primarily to reduced acquisition spending.

    The Company's credit facility provides for a $100 million term loan and a revolving credit facility up to a maximum of $650 million (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. As of December 31, 2000, $597 million was outstanding under the credit facility. Based upon the available borrowing base at December 31, 2000, the Company had $113 million available on the revolving credit facility and up to $153 million if the incremental borrowings were used to purchase rental equipment. The Company expects to reduce the committed amount under its revolving credit facility to approximately $550 million during the second quarter of 2001. The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The agreements governing the credit facility also contain various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. The Company is currently in compliance with all covenants governing the credit facility. While the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the credit facility in the future, there can be no assurance that the Company will meet such financial ratios and tests.

    During 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004 (the "Series A Notes") at a discount netting proceeds of $98,767. During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes.

    Also during 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the "Series C Notes") at a discount netting proceeds of $122,288. During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,000. Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), which have been registered for public trading, for the Series C Notes.

    The Company accretes the original issue discount of the Series B Notes and the Series D Notes over the term of the notes using the effective interest rate method. The indentures for the Series B and Series D Notes contain a number of covenants that, among other things, set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends. The Company is currently in compliance with all such covenants under the indentures.

    The Company believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy. Over the long term, the Company will need to refinance its credit facility, its Series B Notes and its Series D Notes since the credit facility becomes due and payable in July, 2003 and its Series B Notes and Series D Notes in November, 2004.

GENERAL ECONOMIC CONDITIONS, INFLATION, AND SEASONALITY

    The Company's operating results may be adversely affected by 1) changes in general economic conditions, including changes in construction and industrial activity or increases in interest rates, or 2) adverse weather conditions that may temporarily decrease construction and industrial activity in a particular geographic area. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes this has not had a material impact on the Company's results of operations and is not likely to in the foreseeable future.

    The Company's revenues and operating results are expected to fluctuate due to the seasonal nature of the industry in which the Company operates, with rental activity tending to be lower in the winter.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires an entity to recognize all derivatives as either assets or liabilities in its statement of financial position, and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative, and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 133 is effective for the Company's fiscal quarter beginning January 1, 2001. At December 31, 2000, the Company does not have any derivative instruments and does not expect this statement to have any significant impact on the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's credit facility provides the Company with a $100 million term loan and permits the Company to borrow up to an additional $650 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate or eurodollar rate plus the applicable borrowing margin. At March 22, 2001, the Company had total borrowings under the revolving credit facility and the term loan of $600 million, all of which is subject to interest rate risk. Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $6 million.

    The Company does not hold or issue derivative financial instruments.

FORWARD LOOKING STATEMENTS

    NOTE: THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS ENCOURAGED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS CONTAINED IN THIS DOCUMENT, OTHER THAN HISTORICAL INFORMATION, ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REPRESENT MANAGEMENT'S CURRENT JUDGMENT ON WHAT THE FUTURE HOLDS. A VARIETY OF FACTORS COULD CAUSE BUSINESS CONDITIONS AND THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPECTED BY THE COMPANY OR EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THE COMPANY'S ABILITY TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES; CHANGES IN MARKET PRICE OR MARKET DEMAND; LOSS OF BUSINESS FROM CUSTOMERS; UNANTICIPATED EXPENSES; CHANGES IN FINANCIAL MARKETS; AND OTHER FACTORS DISCUSSED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements are listed in Part IV, Item 14, of this report and begin on page 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information regarding the Company's directors and executive officers is set forth in the Company's 2001 Proxy Statement, under the captions "ELECTION OF DIRECTORS" and "MANAGEMENT." This information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information on the cash compensation of the executive officers, compensation available under employee benefit plans, employee benefit plans and compensation of directors is included in the Company's 2001 Proxy Statement under the caption "MANAGEMENT" and "EXECUTIVE COMPENSATION." This information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information about security ownership of certain beneficial owners and management appears in the Company's 2001 Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." This information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions can be found in the Company's 2001 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." This information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.  The Consolidated Financial Statements set forth on pages 16 through 34.

        Report of Independent Accountants

        Consolidated Financial Statements:

        Consolidated Balance Sheets at December 31, 2000, and 1999

        Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

    2.  The Consolidated Financial Statement Schedule, set forth on page 35.

       Schedule II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2000, 1999 and 1998

       All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the corresponding notes.

    3. The exhibits listed in the Index to Exhibits set forth on pages 37 through 42.

(b) Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2000.

       None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of National Equipment Services, Inc.

    In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 15 present fairly, in all material respects, the financial position of National Equipment Services, Inc. and its subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 22, 2001

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
  Cash and cash equivalents.................................  $    3,162   $   33,530
  Accounts receivable, net of allowance for doubtful
    accounts of $5,484 and $5,425, respectively.............     138,459      113,136
  Inventory, net............................................      33,267       37,016
  Rental equipment, net.....................................     616,212      559,762
  Property and equipment, net...............................      62,784       60,249
  Intangible assets, net....................................     365,819      383,074
  Loan origination costs, net...............................       9,109       11,720
  Deferred income taxes, net................................       4,644        4,238
  Prepaid expenses and other assets.........................      15,480       16,889
                                                              ----------   ----------
    Total assets............................................  $1,248,936   $1,219,614
                                                              ==========   ==========
LIABILITIES
  Cash overdraft............................................  $    3,237   $       --
  Accounts payable..........................................      38,867       45,764
  Accrued interest..........................................      12,544        6,353
  Deferred income taxes, net................................      49,872       40,444
  Accrued expenses and other liabilities....................      27,115       23,568
  Debt......................................................     872,072      856,710
                                                              ----------   ----------
                                                               1,003,707      972,839
                                                              ----------   ----------
  Senior redeemable convertible preferred stock.............      95,797       95,297
  Commitments and contingencies.............................          --           --
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 100,000 shares authorized,
    24,170 and 24,123 shares issued, respectively...........         241          241
  Additional paid-in capital................................     123,887      123,606
  Retained earnings.........................................      44,468       33,959
  Stock subscriptions receivable............................        (102)        (102)
  Treasury stock at cost, 3,019 shares and 905 shares,
    respectively............................................     (19,062)      (6,226)
                                                              ----------   ----------
    Total stockholders' equity..............................     149,432      151,478
                                                              ----------   ----------
    Total liabilities and stockholders' equity..............  $1,248,936   $1,219,614
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
REVENUES
  Rental revenues...........................................  $470,211    $341,535    $165,902
  New equipment sales.......................................    54,810      42,319      26,523
  Rental equipment sales....................................    27,068      29,143      13,365
  Parts sales, service and other revenues...................    71,747      60,197      19,458
                                                              --------    --------    --------
    Total revenues..........................................   623,836     473,194     225,248
                                                              --------    --------    --------
COST OF REVENUES
  Rental equipment depreciation.............................    91,568      65,098      29,422
  Cost of new equipment sales...............................    41,439      32,105      20,276
  Cost of rental equipment sales............................    17,221      19,221       8,462
  Other operating expenses..................................   212,430     144,376      64,295
                                                              --------    --------    --------
    Total cost of revenues..................................   362,658     260,800     122,455
                                                              --------    --------    --------
Gross profit................................................   261,178     212,394     102,793
Selling, general and administrative expenses................   129,686      98,530      45,001
Non-rental depreciation and amortization....................    28,044      18,861       7,855
                                                              --------    --------    --------
Operating income............................................   103,448      95,003      49,937
Other income, net...........................................      (393)       (689)       (389)
Interest expense, net.......................................    84,182      60,156      26,745
                                                              --------    --------    --------
Income before income taxes and extraordinary item...........    19,659      35,536      23,581
Income tax expense..........................................     8,650      14,443       9,904
                                                              --------    --------    --------
Income before extraordinary item............................    11,009      21,093      13,677
Extraordinary item--extinguishment of debt, net of taxes....        --          --       1,424
                                                              --------    --------    --------
Net income..................................................  $ 11,009    $ 21,093    $ 12,253
                                                              ========    ========    ========
Basic earnings per common share:
  Earnings before extraordinary item........................  $   0.50    $   0.89    $   0.73
  Extraordinary item........................................        --          --        0.07
                                                              --------    --------    --------
    Net earnings............................................  $   0.50    $   0.89    $   0.66
                                                              ========    ========    ========
Average number of common shares used in basic calculation...    21,221      23,327      18,625
Diluted earnings per common share:
  Earnings before extraordinary item........................  $   0.36    $   0.72    $   0.68
  Extraordinary item........................................        --          --        0.07
                                                              --------    --------    --------
    Net earnings............................................  $   0.36    $   0.72    $   0.61
                                                              ========    ========    ========
Average number of common shares used in diluted
  calculation...............................................    29,368      29,495      20,311

   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES
  Net income................................................  $  11,009   $  21,093   $  12,253
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................    122,553      82,434      42,671
      Gain on sale of equipment.............................     (9,754)     (9,868)     (4,967)
      Extraordinary loss on extinguishment of long-term
        debt................................................         --          --       1,424
      Deferred income taxes.................................      9,022      14,443       6,985
      Bad debt provision....................................         51       2,835       2,336
      Changes in operating assets and liabilities, net of
        acquisitions:
          Accounts receivable...............................    (23,565)    (28,618)    (15,052)
          Inventory.........................................      4,744     (10,297)     (5,230)
          Prepaid expenses and other assets.................     (4,362)     (7,446)    (16,788)
          Accounts payable..................................     (7,022)      5,397         921
          Accrued expenses and other liabilities............      9,079         240       3,253
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    111,755      70,213      27,806
                                                              ---------   ---------   ---------

INVESTING ACTIVITIES
  Acquisitions, net of cash received........................    (14,307)   (278,411)   (401,445)
  Cash received in connection with business combination.....     18,000          --          --
  Purchases of rental equipment.............................   (159,985)   (196,801)   (144,656)
  Proceeds from sale of rental equipment....................     27,068      29,143      13,365
  Purchases of property and equipment.......................    (20,682)    (24,448)    (14,346)
  Proceeds from sale of property and equipment..............      2,244       1,800       3,682
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (147,662)   (468,717)   (543,400)
                                                              ---------   ---------   ---------

FINANCING ACTIVITIES
  Proceeds from long-term debt..............................    106,000     530,359     572,295
  Payments on long-term debt................................    (90,638)   (184,410)   (178,213)
  Cash overdraft............................................      3,237          --       6,331
  Net proceeds from issuance of preferred stock.............         --      95,000          --
  Net proceeds from sales of common stock...................         --          42      90,404
  Repurchase of treasury stock..............................    (12,836)     (6,226)         --
  Payments of loan origination costs........................       (224)     (3,075)    (10,561)
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........      5,539     431,690     480,256
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........    (30,368)     33,186     (35,338)
Cash and cash equivalents at beginning of period............     33,530         344      35,682
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $   3,162   $  33,530   $     344
                                                              =========   =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest....................................  $  76,785   $  54,295   $  24,638
  Cash paid for income taxes................................      1,058       1,714       1,001

   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         COMMON STOCK
                                ---------------------------------------------------------------   ADDITIONAL
                                      COMMON                CLASS A               CLASS B          PAID-IN     RETAINED
                                       STOCK                SHARES                SHARES           CAPITAL     EARNINGS
                                -------------------   -------------------   -------------------   ----------   --------
Balance at December 31,
  1997........................       --      $ --          25      $  1          90      $  1      $ 25,663    $   910
Issuance (cancellation) of
  common stock................   24,122       241         (25)       (1)        (90)       (1)       97,901         --
Net income....................       --        --          --        --          --        --            --     12,253
                                 ------      ----      ------      ----      ------      ----      --------    -------

Balance at December 31,
  1998........................   24,122       241          --        --          --        --       123,564     13,163
Issuance of common stock......        1        --          --        --          --        --            42         --
Accretion of preferred
  stock.......................       --        --          --        --          --        --            --       (297)
Repurchase of treasury shares,
  905 shares..................       --        --          --        --          --        --            --         --
Net income....................       --        --          --        --          --        --            --     21,093
                                 ------      ----      ------      ----      ------      ----      --------    -------

Balance at December 31,
  1999........................   24,123       241          --        --          --        --       123,606     33,959
Issuance of common stock......       47        --          --        --          --        --           281         --
Accretion of preferred
  stock.......................       --        --          --        --          --        --            --       (500)
Repurchase of treasury shares,
  2,114 shares................       --        --          --        --          --        --            --         --
Net income....................       --        --          --        --          --        --            --     11,009
                                 ------      ----      ------      ----      ------      ----      --------    -------

Balance at December 31,
  2000........................   24,170      $241          --      $ --          --      $ --      $123,887    $44,468
                                 ======      ====      ======      ====      ======      ====      ========    =======

                                  STOCK
                                SUBSCRIP-                   TOTAL
                                  TIONS      TREASURY   STOCKHOLDERS'
                                RECEIVABLE    STOCK        EQUITY
                                ----------   --------   -------------
Balance at December 31,
  1997........................    $(102)     $    --      $ 26,473
Issuance (cancellation) of
  common stock................       --           --        98,140
Net income....................       --           --        12,253
                                  -----      --------     --------
Balance at December 31,
  1998........................     (102)          --       136,866
Issuance of common stock......       --           --            42
Accretion of preferred
  stock.......................       --           --          (297)
Repurchase of treasury shares,
  905 shares..................       --       (6,226)       (6,226)
Net income....................       --           --        21,093
                                  -----      --------     --------
Balance at December 31,
  1999........................     (102)      (6,226)      151,478
Issuance of common stock......       --           --           281
Accretion of preferred
  stock.......................       --           --          (500)
Repurchase of treasury shares,
  2,114 shares................       --      (12,836)      (12,836)
Net income....................       --           --        11,009
                                  -----      --------     --------
Balance at December 31,
  2000........................    $(102)     $(19,062)    $149,432
                                  =====      ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

    National Equipment Services, Inc. (the "Company") is principally a holding company organized on June 4, 1996 (date of inception) under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired or formed since the date of inception. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States. The Company rents various types of equipment to a diverse customer base, including construction, petro-chemical and other industrial users. The Company also sells new equipment and used equipment out of its rental fleet, related parts, and provides other services. The nature of the Company's business is such that short-term obligations are met typically by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying balance sheets are presented on an unclassified basis.

    The consolidated financial statements include accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

2. SIGNIFICANT ACCOUNTING POLICIES

  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are highly liquid investments with original maturities of three or fewer months.

  ACCOUNTS RECEIVABLE

    Accounts receivable represent amounts due from customers on rental and service contracts and equipment sales.

  INVENTORY

    Inventory primarily consists of new and used equipment held for sale, contractor supplies and spare parts held for sale and internal maintenance. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method or the weighted average cost method.

  RENTAL EQUIPMENT

    Rental equipment is recorded at cost. Depreciation for rental equipment acquired is computed using the straight-line method over five to 15-year useful lives, with 0% to 20% salvage value for certain rental equipment acquired. Accumulated depreciation on rental equipment was approximately $173,086 and $91,598 at December 31, 2000 and 1999, respectively. When rental equipment is disposed of, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the disposal and the related net book value of the equipment are recognized in the period of disposal and reported as revenue from rental equipment sales and cost of rental equipment sales in the statements of operations.

    Ordinary repairs and maintenance costs are charged to operations as incurred.

  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for property and equipment range from 30 years for buildings, three to five years for vehicles, five to seven years for machinery and equipment, three to seven years for computers, furniture and fixtures, and the estimated term of the lease

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

for leasehold improvements. When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in the statements of operations.

    Ordinary repairs and maintenance costs are charged to operations as incurred.

  INTANGIBLE ASSETS

    Goodwill consists of the excess cost over acquired net assets that has been capitalized and is being amortized on a straight-line basis over 15 to 40 years. When an event or change in circumstances indicates that the carrying amount of goodwill may not be recoverable, the Company reviews the carrying value of goodwill for impairment based on the forecasted undiscounted operating cash flows of the related business unit. Non-compete agreements are recorded at cost and amortized over five years.

  LOAN ORIGINATION COSTS

    Loan origination costs primarily consist of $5,982 related to the First Union Credit Facility and $9,193 related to the Senior Subordinated Notes, all of which are stated at cost and amortized to interest expense using the effective interest rate method over the life of the debt. Accumulated amortization related to loan origination costs aggregated $6,717 and $3,956 at December 31, 2000 and 1999, respectively.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of the Senior Subordinated Notes was $160,875 based on the December 31, 2000 monthly closing bids in the over-the-counter markets. The carrying value of bank debt approximates fair value as the interest on the bank debt is reset every 30 to 90 days to reflect current market rates.

  CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable from construction and industrial customers. As of December 31, 2000, cash and cash equivalents beyond the FDIC insurance limits were concentrated with banks located in the United States. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and the Company's geographic dispersion. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectibility.

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

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

  REVENUE RECOGNITION

    Revenues from equipment rentals are recognized ratably over the contract term and for certain contracts based upon actual work completed to date. A contract is considered complete when the work performed under the contract has received final acceptance. Revenues from equipment sales are recognized at the point of delivery.

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

  RECLASSIFICATIONS

    Certain reclassifications of prior-year financial statement amounts have been made to conform with the current-year reporting.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for the Company's fiscal quarters beginning January 1, 2001. At December 31, 2000, the Company did not have any derivative instruments and did not expect this statement to have a significant impact on the consolidated financial statements.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. EARNINGS PER SHARE

                                                                       2000       1999       1998
                                                                     --------   --------   --------
            Net income.............................................  $11,009    $21,093    $12,253
            Less accretion on preferred stock......................     (500)      (297)        --
                                                                     -------    -------    -------
            Basic income available to common stockholders..........  $10,509    $20,796    $12,253
            Plus interest on the Shaughnessy 8% convertible junior
              subordinated promissory note (the "Convertible
              Note"), net of tax...................................       --        348        202
                                                                     -------    -------    -------
            Diluted income available to common stockholders........  $10,509    $21,144    $12,455
                                                                     =======    =======    =======
            Basic weighted average shares..........................   21,221     23,327     18,625
            Effect of dilutive securities
              Unvested stock.......................................      455        715      1,147
              Convertible Note.....................................       --        859        539
              Convertible preferred stock..........................    7,692      4,594         --
                                                                     -------    -------    -------
            Diluted weighted average shares........................   29,368     29,495     20,311
                                                                     -------    -------    -------
            Basic earnings per share...............................  $  0.50    $  0.89    $  0.66
            Diluted earnings per share.............................     0.36       0.72       0.61

4. ACQUISITIONS

    In 2000, the Company purchased the following companies for a total purchase price of $15,500:

                                                                                      PURCHASE
  ACQUISITION DATE                       COMPANY                        LOCATION       PRICE
  ----------------                       -------                        --------      --------
March 7, 2000           Cassidy & Lee, Inc.                          Canton, MA         $9,200
March 7, 2000           Road Light, Inc. and Interstate Sign, Inc.   Providence, RI      2,000
June 21, 2000           Laser Products, Inc.                         Atlanta, GA         2,000
August 31, 2000         St. Clair Equipment Company                  Houston, TX         2,300

    Effective April 1, 2000, the Company completed an exchange of all stock of its subsidiary, Safety Lights & Leasing, Inc., for all of the stock of Texoma, Inc., a rental equipment company, and approximately $18,000 in cash. No gain or loss was recognized on this transaction.

    In 1999, the Company completed the acquisition of 19 companies with a total purchase price of $284,000.

    In 1998, the Company completed the acquisition of 12 companies with a total purchase price of $419,600.

    These transactions have been accounted for by the purchase method of accounting and are included in the Company's results of operations from the closing date of each respective acquisition. The purchase prices were allocated based on the fair values of assets acquired and liabilities assumed.

    The following unaudited financial information represents the pro forma results of operations as if the 1999 and 2000 acquisitions had been completed on January 1, 1999, after giving effect to certain

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

adjustments including increased depreciation and amortization of property and equipment and other assets, interest expense for acquisition debt and amortization of related intangibles and goodwill. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved had these acquisitions been completed as January 1, 1999, nor are the results indicative of the Company's future results of operations.

                                                           2000          1999
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
Revenues..............................................    $625,429      $568,258
Operating income......................................     104,611       110,778
Net income............................................       9,771        14,199

    Pro forma earnings per share are presented below as if the following transactions occurred on January 1, 1999: (i) the 23 acquisitions completed in 1999 and 2000 and the related financing, (ii) the Company's offerings of Senior Subordinated Notes discussed in Note 9, (iii) the issuance of the Convertible Note discussed in Note 9 and (iv) acquisition-related borrowings under the Company's credit facility.

                                                           2000          1999
                                                        -----------   -----------
                                                        (UNAUDITED)   (UNAUDITED)
Pro forma net earnings per share:
  Basic...............................................     $ 0.44        $ 0.65
  Diluted.............................................       0.32          0.47
Pro forma weighted average shares outstanding:
  Basic...............................................     21,221        20,961
  Diluted.............................................     29,368        29,368

5. INVENTORY

    Inventory, net consisted of the following at December 31:

                                                              2000       1999
                                                            --------   --------
New equipment.............................................  $11,812    $16,703
Used equipment............................................    4,801      3,503
Contractor supplies.......................................    4,910      8,577
Parts.....................................................   13,860     10,491
Reserves for excess and obsolete inventory................   (2,116)    (2,258)
                                                            -------    -------
                                                            $33,267    $37,016
                                                            =======    =======

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. PROPERTY AND EQUIPMENT

    Property and equipment, net consisted of the following at December 31:

                                                            2000       1999
                                                          --------   --------
Land....................................................  $  3,397   $  4,449
Buildings and improvements..............................    10,658      9,983
Vehicles................................................    46,530     37,830
Machinery and equipment.................................    10,854      7,125
Computers, furniture and fixtures.......................    12,306      9,142
Leasehold improvements..................................     6,597      5,155
Accumulated depreciation................................   (27,558)   (13,435)
                                                          --------   --------
                                                          $ 62,784   $ 60,249
                                                          ========   ========

    Property and equipment depreciation expense aggregated $16,054, $9,665 and $3,700 for the years ended December 31, 2000, 1999 and 1998, respectively.

7. INTANGIBLE ASSETS

    Intangible assets, net consisted of the following at December 31:

                                                            2000       1999
                                                          --------   --------
Goodwill................................................  $382,742   $388,462
Non-compete agreements..................................     8,873      8,690
Accumulated amortization................................   (25,796)   (14,078)
                                                          --------   --------
                                                          $365,819   $383,074
                                                          ========   ========

    Amortization expense aggregated $11,990, $9,194 and $4,100 for the years ended December 31, 2000, 1999 and 1998, respectively.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities consisted of the following at December 31:

                                                              2000       1999
                                                            --------   --------
Accrued salaries and benefits.............................  $10,045    $ 7,695
Accrued taxes.............................................    4,856      4,423
Liabilities to former owners of acquired businesses.......    1,424      4,002
Other.....................................................   10,790      7,448
                                                            -------    -------
                                                            $27,115    $23,568
                                                            =======    =======

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. DEBT

    Debt consisted of the following at December 31:

                                                            2000       1999
                                                          --------   --------
Revolving credit facility loan, interest at the federal
  funds rate plus 0.5%, or prime rate plus 1%, or the
  eurodollar rate plus 2.25%, due no later than
  July 17, 2003.........................................  $497,000   $479,000
Term loan, interest at the federal funds rate plus 0.5%,
  or prime rate plus 1%, or the eurodollar rate plus
  2.25%, due no later than July 17, 2003................   100,000    100,000
Senior Subordinated Notes, Series B and D, interest at
  10% payable semi-annually on May 30 and November 30,
  due no later than November 30, 2004...................   271,861    271,066
Capital lease obligations...............................     3,211      6,644
                                                          --------   --------
                                                          $872,072   $856,710
                                                          ========   ========

    During 1997, the Company entered into a credit facility agreement with First Union Commercial Corporation (as amended, the "Old Credit Facility"). The Old Credit Facility provided for a secured revolving line of credit of $140,000. During 1998, the Company entered into a new credit facility, with First Union National Bank, as the agent, and certain other financial institutions (as amended, the "Credit Facility"). This provided for a secured credit facility, including a term loan of $100,000 and a revolving credit facility loan of $300,000. Proceeds from the Credit Facility were used to repay approximately $59,513 of indebtedness under the Company's Old Credit Facility. In conjunction with the extinguishment, the Company reported an extraordinary item of $1,424 ($0.06 per share), net of a tax benefit of $969 related to the write-off of unamortized loan costs associated with the Old Credit Facility. During 1999, the Company amended its Credit Facility to increase the available borrowings from $400,000 up to a maximum amount of $750,000. Based upon the available borrowing base at December 31, 2000, the Company had $112,646 available on the revolving credit facility loan, and up to $153,000 if incremental borrowings were used to purchase rental equipment. The Credit Facility is collateralized by substantially all of the Company's assets.

    During 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004 (the "Series A Notes"). During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes (originally issued during 1997, at a discount netting proceeds of $98,767).

    Also during 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the "Series C Notes") at a discount netting proceeds of $122,288. During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,000. Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), which have been registered for public trading, for the Series C Notes.

    The Company accretes the original issue discount of the Series B Notes and the Series D Notes over the term of the notes using the effective interest rate method.

    The Company is a holding company with no independent operations, and the Company's assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company's subsidiaries make full, unconditional, joint and several guarantees of the Series B Notes and Series D Notes, and all of these subsidiaries are wholly owned by the Company. The separate financial

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

statements of each of these wholly owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. In addition, the Company has pledged the stock of each of its subsidiaries as further security for the Company's obligations under the Credit Facility. The Company's weighted average interest rate was 8.9% in 2000, 8.6% in 1999 and 8.7% in 1998.

    The Credit Facility and the indentures for the Series B and Series D Notes contain certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA, and set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends. The Company is currently in compliance with all covenants of the Credit Facility and the indentures governing the Series B and Series D Notes, and while the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the Credit Facility in the future, there can be no assurance that the Company will meet such financial ratios and tests.

    During 1998, the Company issued a convertible note (the "Convertible Note") for $15,000 in connection with its acquisition of all of the issued and outstanding capital stock of Shaughnessy Crane Services, Inc. During 1999, the Company repaid the Convertible Note plus accrued interest of $937.

    The Company's debt, including capital leases, matures as follows:

2001......................................     1,389
2002......................................     1,236
2003......................................   597,435
2004......................................   271,984
2005......................................        28
                                            --------
                                            $872,072
                                            ========

10. SENIOR REDEEMABLE CONVERTIBLE PREFERRED STOCK

    During 1999, the Company issued 100 shares of Senior Redeemable Convertible Preferred Stock, Series A (the "Preferred Shares") for proceeds of approximately $100,000, less a 5% facility fee. Each Preferred Share is convertible at the option of the holder into a number of shares of the Company's Common Stock equal to $1,000 divided by the conversion price (the "Conversion Price") then in effect. The Conversion Price is $13, subject to adjustment based upon
(i) certain issuances of Common Stock at a price per share below the then current Conversion Price and (ii) standard anti-dilution adjustments. Each Preferred Share is convertible at the option of the Company into a number of shares of Common Stock equal to $1,000 divided by the then current Conversion Price if at any time after one year from the issue date of the Preferred Shares the average closing market price of the Common Stock over a 60 consecutive trading day period equals or exceeds $20 per share. Each holder of Preferred Shares is entitled to vote with the Company's Common Stock on an as-if converted basis. The $5,000 facility fee is being accreted over the life of the Preferred Stock as a reduction of stockholders' equity.

    Each holder of Preferred Shares is entitled to receive dividends and other distributions on parity with each holder of Common Stock in an amount equal to the dividends per share payable on the number of shares of Common Stock into which such Preferred Shares would be convertible on the record date. On
April 30, 2009, the Company will be obligated to redeem all of the shares of Preferred Stock then

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

outstanding, at a price per share equal to $1,000 plus an amount per share equal to all declared and unpaid dividends thereon.

    If a change of control occurs, the Company will within five business days thereafter offer to purchase from each holder of Preferred Shares all outstanding Preferred Shares then held by such holder at a purchase price equal to the greater of (i) the amount, if any, that each holder of Preferred Shares would be entitled to receive per share of Common Stock in connection with the change of control if the holder had converted its Preferred Shares and (ii) $20 in cash per share of Common Stock assuming the holder had converted its Preferred Shares. If a liquidation or winding-up of the Company (other than a change of control) occurs, no distribution will be made to the holders of shares of any class of junior stock (including Common Stock) unless, prior thereto, the holders of Preferred Shares received an amount per Preferred Share equal to the greater of: (i) $1,000 plus all declared and unpaid dividends and (ii) the proceeds in liquidation that the holders of Preferred Shares would have received in respect of all shares of Common Stock issuable to the holders upon conversion.

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

    In connection with its initial public offering of 7,000 shares of Common Stock on July 13, 1998, the Company exchanged all of its Class A and Class B Common Stock for newly established Common Stock. The Class A and Class B Common Stock was converted into an aggregate of 116 shares of newly established Common Stock. Each share of newly established Common Stock was then split into 139 shares of Common Stock. In conjunction with the July 1998 acquisitions of Falconite, Inc. and R&R Rentals, Inc., the Company issued 278 and 296 shares of the Common Stock, respectively. On August 19, 1998, the Company sold 375 additional shares of the Common Stock in connection with the underwriters' exercise of their over-allotment option. On February 14, 2000, senior management elected to have their 1999 bonuses paid in the form of the issuance of 47 shares of the Common Stock. Repurchases of Common Stock are authorized by the Company's Board of Directors.

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. STOCK OPTION PLAN

    During 1998, the Company established a plan in which options to purchase shares of Common Stock can be granted to directors, officers and key employees of the Company, and other individuals. Up to 4,461 shares of Common Stock may be issued under this plan. Granted options under the plan vest over five years from the grant date and expire 10 years from the grant date. A summary of options activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                    WEIGHTED-AVERAGE
                                     NUMBER OF   EXERCISE PRICE    EXERCISE PRICE PER
                                      SHARES        PER SHARE            SHARE
                                     ---------   ---------------   ------------------
SHARES UNDER OPTION:
    Granted........................      909     $         13.50         $13.50
                                       -----     ---------------         ------
December 31, 1998..................      909     $         13.50         $13.50

    Granted........................    1,095     $8.81 to $13.50         $ 9.85
                                       -----     ---------------         ------

December 31, 1999..................    2,004     $8.81 to $13.50         $11.78

    Granted........................      593     $2.25 to $ 6.00         $ 5.97
    Forfeited......................     (148)    $6.00 to $13.50         $12.11
                                       -----     ---------------         ------

December 31, 2000..................    2,449     $2.25 to $13.50         $10.35
                                       =====     ===============         ======

    SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied. The Company has elected to account for its employee stock options under APB No. 25.

    Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the assumed grant date for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and net earnings per share would have been as follows for the years ended December 31:

                                                     2000       1999       1998
                                                   --------   --------   --------
Net income.......................................  $ 9,924    $20,776    $11,687
Basic earnings per share.........................     0.44       0.88       0.63
Diluted earnings per share.......................     0.32       0.71       0.58

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options granted on the date of their grant by using the Black-Scholes option pricing model at the following weighted average assumptions by grant year:

                                                      2000       1999       1998
                                                    --------   --------   --------
Risk-free interest rate...........................     6.00%      6.02%      5.47%
Expected life.....................................  5 years    5 years    5 years
Expected volatility...............................       70%        33%        33%
Expected dividend yield...........................        0          0          0

    The weighted average fair value of options granted was $3.90, $3.83 and $5.22, in 2000, 1999 and 1998, respectively. The number of options exercisable was 456, 366 and 89 at December 31, 2000, 1999 and 1998, respectively.

13. INCOME TAXES

    The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to income before income taxes as a result of the following:

                                                       2000       1999       1998
                                                     --------   --------   --------
Federal income taxes at 35%........................   $6,881    $12,438     $8,253
State income taxes, net of federal benefit.........      775        708      1,053
Goodwill...........................................    1,000        980        418
Other..............................................       (6)       317        180
                                                      ------    -------     ------
                                                      $8,650    $14,443     $9,904
                                                      ======    =======     ======

    Income tax expense was as follows:

                                                       2000       1999       1998
                                                     --------   --------   --------
Current income tax expense:
  Federal..........................................   $   --    $    --     $2,465
  State............................................       --         --        454
                                                      ------    -------     ------
      Total current income tax expense.............       --         --      2,919
                                                      ------    -------     ------
Deferred income tax expense:
  Federal..........................................    7,875     13,735      6,002
  State............................................      775        708        983
                                                      ------    -------     ------
      Total deferred income tax expense............    8,650     14,443      6,985
                                                      ------    -------     ------
      Total income tax expense.....................   $8,650    $14,443     $9,904
                                                      ======    =======     ======

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities, using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or benefits are based on the changes in the deferred income tax assets or liabilities from period-to-period.

    Deferred income taxes have been provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities as follows:

                                                           2000        1999
                                                         ---------   --------
Allowances for doubtful accounts.......................  $   2,099   $  2,118
Inventory..............................................        812        867
Minimum tax credits....................................      1,851      2,652
Net operating losses...................................     69,087     35,614
Non-compete agreements.................................      1,414        961
Accrued compensation...................................      1,292        873
Other..................................................        508        449
                                                         ---------   --------
    Deferred income tax asset..........................  $  77,063   $ 43,534
                                                         =========   ========
Goodwill...............................................     (8,473)    (4,509)
Depreciation...........................................   (113,617)   (75,116)
Other..................................................       (201)      (115)
                                                         ---------   --------
    Deferred income tax liability......................  $(122,291)  $(79,740)
                                                         =========   ========

    Realization of deferred income tax assets depends upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. The Company has not provided a valuation allowance for its deferred income tax assets, as management believes it is more likely than not that the Company's deferred income tax assets will be realized through future taxable earnings. The net operating loss carry-forward of approximately $179,947 expires principally in 2012 through 2020.

14. LEASE COMMITMENTS

    The Company leases certain rental fleet equipment, facilities, office equipment and vehicles under operating leases, some of which contain renewal options. Future minimum rental commitments as of December 31, 2000 under operating leases are:

2001......................................  $ 25,378
2002......................................    22,602
2003......................................    19,698
2004......................................    14,677
2005......................................     6,345
Thereafter................................    12,152
                                            --------
                                            $100,852
                                            ========

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Rent expense was $19,947, $7,256 and $3,230 for the years ended December 31, 2000, 1999 and 1998, respectively.

15. CONTINGENCIES

    The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

16. EMPLOYEE BENEFIT PLANS

    The Company sponsors a profit sharing and 401(k) plan (the "Plan") in which employees over 21 years of age with greater than one-half year of service are eligible. Under the Plan, the Company makes a discretionary contribution to a trust based on each eligible employee's base annual wages. In addition, eligible employees can defer up to 15% of their salary with a partially matching contribution by the Company of 50% of the first 5% of the employee contribution. The employer contributions vest over a 5 year period. Contributions by the Company to the Plan were $3,840, $2,726 and $1,316 for the years ended
December 31, 2000, 1999 and 1998, respectively.

17. RELATED PARTY TRANSACTIONS

    Pursuant to a Professional Services Agreement dated January 6, 1997, the Company paid management fees of $200 per year and investment fees of 1% of all debt and equity financings of the Company to an affiliate of the Company's majority stockholder, who owned 95% of the Class A Common Stock and 83% of the Class B Common Stock prior to the Company's initial public offering. Total fees paid during the year ended December 31, 1998 were $700. This agreement was terminated in conjunction with the Company's initial public offering.

    Stock subscriptions receivable of $102 as of December 31, 2000 and 1999 represents notes due from officers of the Company related to purchases of Common Stock and are secured by the purchased shares. Interest on the notes accrues at the federal funds rate and is payable in full at maturity on January 6, 2007, or upon termination of employment.

    The Company incurred expenses of $2,067 and $1,252 for rent under certain lease obligations to former owners, members of management and their affiliates during the years ended December 31, 2000 and 1999, respectively.

    During 2000, the Company acquired St. Clair Equipment Company for $2,300 from one of the Company's directors. A liability of $222 related to this acquisition was recorded as of December 31, 2000.

18. SEGMENT INFORMATION

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

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        A summary of selected quarterly financial data for the years ended December 31, 2000 and 1999 follows:

                                                    2000
                            ----------------------------------------------------
                              1ST        2ND        3RD        4TH
                            QUARTER    QUARTER    QUARTER    QUARTER     ANNUAL
                            --------   --------   --------   --------   --------
Revenues..................  $134,298   $158,712   $167,513   $163,313   $623,836
Gross Profit..............    53,335     67,965     72,605     67,273    261,178
Net income................    (1,821)     5,836      5,761      1,233     11,009
Basic earnings per common
  share...................  $  (0.09)  $   0.27   $   0.27   $   0.05   $   0.50
Diluted earnings per
  common share............     (0.09)      0.20       0.20       0.04       0.36

                                                    1999
                            ----------------------------------------------------
                              1ST        2ND        3RD        4TH
                            QUARTER    QUARTER    QUARTER    QUARTER     ANNUAL
                            --------   --------   --------   --------   --------
Revenues..................  $ 87,532   $109,843   $132,104   $143,715   $473,194
Gross profit..............    35,238     47,864     62,146     67,146    212,394
Net income................       788      5,955      9,227      5,123     21,093
Basic earnings per common
  share...................  $   0.03   $   0.25   $   0.39   $   0.22   $   0.89
Diluted earnings per
  common share............      0.03       0.22       0.29       0.16       0.72

               NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                       (AMOUNTS IN THOUSANDS OF DOLLARS)

               COLUMN A                   COLUMN B             COLUMN C              COLUMN D     COLUMN E
               --------                  ----------   ---------------------------   ----------   -----------
                                                               ADDITIONS
                                                      ---------------------------
                                                         (1)            (2)
                                         BALANCE AT   CHARGED TO     CHARGED TO
                                         BEGINNING     COST AND    OTHER ACCOUNTS                BALANCE AT
DESCRIPTION                               OF YEAR      EXPENSES     --DESCRIBE*     WRITE-OFFS   END OF YEAR
-----------                              ----------   ----------   --------------   ----------   -----------
2000:
Allowance for doubtful accounts........    $5,425       $4,541          $161          $4,643       $5,484
Reserve for obsolete inventory.........     2,258          906           675           1,723        2,116

1999:
Allowance for doubtful accounts........     2,590        2,866           398             429        5,425
Reserve for obsolete inventory.........     1,161          975           308             186        2,258

1998:
Allowance for doubtful accounts........       254        1,940           829             433        2,590
Reserve for obsolete inventory.........       490          619           313             261        1,161

---------

* The amounts in Column C(2) are additions to the reserve related to the acquisition of four, 19 and 12 businesses in 2000, 1999 and 1998, respectively.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, NATIONAL EQUIPMENT SERVICES, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF EVANSTON, STATE OF ILLINOIS, ON MARCH 30, 2001.

                                                       NATIONAL EQUIPMENT SERVICES, INC.

                                                       By:            /s/ DENNIS J. O'CONNOR
                                                            -----------------------------------------
                                                                        Dennis J. O'Connor
                                                                     CHIEF FINANCIAL OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON MARCH 30, 2001 BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED:

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------
                /s/ KEVIN P. RODGERS                   President, Chief Executive Officer and
     -------------------------------------------         Director
                  Kevin P. Rodgers                     (Principal Executive Officer)

               /s/ DENNIS J. O'CONNOR                  Chief Financial Officer (Principal Financial
     -------------------------------------------       Officer and Principal Accounting Officer)
                 Dennis J. O'Connor

                  /s/ CARL D. THOMA                    Chairman of the Board
     -------------------------------------------
                    Carl D. Thoma

              /s/ WILLIAM C. KESSINGER                 Director
     -------------------------------------------
                William C. Kessinger

                  /s/ JOHN L. GROVE                    Director
     -------------------------------------------
                    John L. Grove

                /s/ RONALD ST. CLAIR                   Director
     -------------------------------------------
                  Ronald St. Clair

               /s/ LAWRENCE C. TUCKER                  Director
     -------------------------------------------
                 Lawrence C. Tucker

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT                     REFERENCE
       ------                             -----------------------                     ---------

3.1                     Restated Certificate of Incorporation of the Company.            (1)

3.2                     Restated By-laws of the Company.                                 (1)

4.1(i)                  Indenture dated November 25, 1997, by and among the Company, the subsidiary guarantors named therein and Harris Savings
                        and Trust Company, as trustee.                                   (2)

4.1(ii)                 Supplemental Indenture dated April 1, 1998, by and among NES
                        East Acquisition Corp.; NES Michigan Acquisition Corp.;
                        Albany Ladder Company, Inc. and Harris Savings and Trust
                        Company, as trustee.                                             (2)

4.1(iii)                Supplemental Indenture dated July 23, 1998, by and among
                        Falconite, Inc.; Carl's Mid South Rent-All Center
                        Incorporated; Falconite Aviation, Inc.; Falconite Equipment,
                        Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite
                        Equipment Co., Inc.; M&M Properties, Inc. and Harris Savings
                        and Trust Company, as trustee.                                   (2)

4.1(iv)                 Supplemental Indenture dated as of April 9, 1999, by and
                        between Barricade & Light Rental, Inc.; Mayer-Hammant
                        Equipment, L.L.C.; Wellesley Crane Service Co., Inc. and
                        Harris Savings and Trust Company, as trustee.                    (7)

4.2                     Forms of Series B 10% Senior Subordinated Notes (contained
                        in Exhibit 4.1(i) as Exhibit A thereto).                         (2)

4.3                     Form of Subsidiary Guarantee relating to Series B Senior
                        Subordinated Notes (contained in Exhibit 4.1[I] as Exhibit D
                        thereto).                                                        (2)

4.4                     Registration Rights Agreement dated as of November 25, 1997, among the Company; Aerial Platforms, Inc.; NES Acquisition
                        Corp.; BAT Acquisition Corp.; MST Enterprises, Inc. and the
                        initial purchasers named therein.                                (2)

4.5                     Purchase Agreement dated as of November 20, 1997, among the
                        Company; Aerial Platforms, Inc.; NES Acquisition Corp.; BAT
                        Acquisition Corp.; MST Enterprises, Inc. and the initial
                        purchasers named therein.                                        (2)

4.6(i)                  Credit Agreement dated as of July 17, 1998, by and among the
                        Company, as Borrower, NES Acquisition Corp.; BAT Acquisition
                        Corp.; NES East Acquisition Corp.; NES Michigan Acquisition
                        Corp.; Albany Ladder Company, Inc.; Falconite, Inc.;
                        Falconite Equipment, Inc.; M&M Properties, Inc.; Carl's Mid
                        South Rent-All Center Incorporated; Falconite Rebuild
                        Center, Inc.; Falconite Aviation, Inc. and McCurry &
                        Falconite Equipment Co., Inc., as Guarantors, certain
                        financial institutions, as Lenders, and First Union National
                        Bank, as Lender and Agent.                                       (2)

4.6(ii)                 Syndication Amendment and Assignment dated as of August 7,
                        1998, by and among the Company, as Borrower, NES Acquisition
                        Corp.; BAT Acquisition Corp.; NES East Acquisition Corp.;
                        NES Michigan Acquisition Corp.; Albany Ladder Company, Inc.;
                        Falconite, Inc.; Falconite Equipment, Inc., M&M Properties,
                        Inc.; Carl's Mid South Rent-All Center Incorporated;
                        Falconite Rebuild Center, Inc.; Falconite Aviation, Inc. and
                        McCurry & Falconite Equipment Co., Inc., as Guarantors,
                        certain financial institutions, as Lenders, and First Union
                        National Bank, as Lender and Agent.                              (2)

4.7                     Pledge Agreement dated as of July 17, 1998, by and among the
                        Company, NES Acquisition Corp.; BAT Acquisition Corp.; NES
                        East Acquisition Corp.; NES Michigan Acquisition Corp.;
                        Albany Ladder Company, Inc.; Falconite, Inc.; Falconite
                        Equipment, Inc.; M&M Properties, Inc.; Carl's Mid South
                        Rent-All Center Incorporated; Falconite Rebuild Center,
                        Inc.; Falconite Aviation, Inc.; McCurry & Falconite
                        Equipment Co., Inc. and First Union National Bank, as Agent.     (2)

4.8                     Security Agreement dated as of July 17, 1998, among the
                        Company, NES Acquisition Corp.; BAT Acquisition Corp.; NES
                        East Acquisition Corp.; NES Michigan Acquisition Corp.;
                        Albany Ladder Company, Inc.; Falconite, Inc.; Falconite
                        Equipment, Inc.; M&M Properties, Inc.; Carl's Mid South
                        Rent-All Center Incorporated; Falconite Rebuild Center,
                        Inc.; Falconite Aviation, Inc.; McCurry & Falconite
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

4.10(ii)                Supplemental indenture dated as of April 9, 1999, by and
                        between Barricade & Light Rental, Inc.; Mayer-Hammant
                        Equipment, L.L.C.; Wellesley Crane Service Co., Inc. and
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

4.13                    Registration Rights Agreement dated as of December 11, 1998, among the Company, Albany Ladder Company, Inc.; BAT
                        Acquisition Corp.; Carl's Mid South Rent-All Center
                        Incorporated; Falconite Aviation, Inc.; Falconite Equipment,
                        Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.;
                        McCurry & Falconite Equipment Co., Inc.; M&M Properties,
                        Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES
                        Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.;
                        Shaughnessy Crane Service, Inc. and the initial purchasers
                        named therein.                                                   (4)

 4.14                   Purchase Agreement dated as of December 8, 1998, among the
                        Company, Albany Ladder Company, Inc.; BAT Acquisition Corp.;
                        Carl's Mid South Rent-All Center Incorporated; Falconite
                        Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.;
                        Falconite Rebuild Center, Inc.; McCurry & Falconite
                        Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition
                        Corp.; NES East Acquisition Corp.; NES Michigan Acquisition
                        Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane
                        Service, Inc. and the initial purchasers named therein.          (4)

 4.15                   Registration Rights Agreement dated as of January 8, 1999, among the Company, Albany Ladder Company, Inc.; BAT
                        Acquisition Corp.; Carl's Mid South Rent-All Center
                        Incorporated; Falconite Aviation, Inc.; Falconite Equipment,
                        Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.;
                        McCurry & Falconite Equipment Co., Inc.; M&M Properties,
                        Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES
                        Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.;
                        Shaughnessy Crane Service, Inc. and the initial purchasers
                        named therein.                                                   (4)

 4.16                   Purchase Agreement dated as of January 5, 1999, among the
                        Company, Albany Ladder Company, Inc.; BAT Acquisition Corp.;
                        Carl's Mid South Rent-All Center Incorporated; Falconite
                        Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.;
                        Falconite Rebuild Center, Inc.; McCurry & Falconite
                        Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition
                        Corp.; NES East Acquisition Corp.; NES Michigan Acquisition
                        Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane
                        Service, Inc. and the initial purchasers named therein.          (4)

10.1(i)                 Professional Services Agreement dated as of June 4, 1996, by and between the Company and Golder, Thoma, Cressey, Rauner
                        Fund IV, L.P.                                                    (2)

10.1(ii)                Amendment No. 1 to Professional Services Agreement dated as of December 31, 1996, between the Company and Golder,
                        Thoma, Cressey, Rauner Fund IV, L.P.                             (2)

10.2                    Purchase Agreement dated as of June 4, 1996, between the
                        Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P.         (2)

10.3(i)                 Stockholders Agreement dated as of June 4, 1996, by and
                        between the Company, Golder, Thoma, Cressey, Rauner Fund IV,
                        L.P. and certain Executives named therein.                       (2)

10.3(ii)                Amendment No. 1 to Stockholders Agreement dated December 31,
                        1996, by and among the Company, Golder, Thoma, Cressey,
                        Rauner Fund IV, L.P. and certain Executives named therein.       (2)

10.4(i)                 Registration Agreement dated as of June 4, 1996, between the
                        Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P. and
                        certain Executives named therein.                                (2)

10.4(ii)                Amendment No. 1 to Registration Agreement dated as of
                        December 31, 1996, by and among the Company, Golder, Thoma,
                        Cressey, Rauner Fund IV, L.P. and certain Executives named
                        therein.                                                         (2)

10.4(iii)               Amendment No. 2 to Registration Agreement dated as of July
                        24, 1998, by and among the Company, Golder, Thoma, Cressey,
                        Rauner Fund IV, L.P. and R & R Rentals, Inc.                     (2)

10.4(iv)                Amendment No. 3 to Registration Agreement dated as of May
                        14, 1999, by and among National Equipment Services, Inc.;
                        Golder, Thoma, Cressey, Rauner Fund IV, L.P.; The 1818 Fund
                        III, L.P.; Co-Investment Partners, L.P.; Erie Indemnity
                        Company; Erie Insurance Exchange; Aquila Limited
                        Partnership; GTR Associates V, Corp., and certain Executives
                        and other persons named therein.                                 (7)

10.5(i)                 Senior Management Agreement dated as of June 4, 1996,
                        between the Company and Kevin Rodgers.*                          (2)

10.5(ii)                Amendment No. 1 to Senior Management Agreement dated
                        December 31, 1996, between the Company and Kevin Rodgers.*       (2)

10.6(i)                 Senior Management Agreement dated as of June 4, 1996,
                        between the Company and Paul Ingersoll.*                         (2)

10.6(ii)                Amendment No. 1 to Senior Management Agreement dated
                        December 31, 1996, between the Company and Paul Ingersoll.*      (2)

10.7                    Senior Management Agreement dated as of December 31, 1996,
                        between the Company and Dennis O'Connor.*                        (2)

10.8                    Executive Stock Pledge Agreement dated as of June 4, 1996,
                        between the Company and Kevin Rodgers.                           (2)

10.9                    Executive Stock Pledge Agreement dated as of June 4, 1996,
                        between the Company and Paul Ingersoll.                          (2)

10.10                   Executive Stock Pledge Agreement dated as of December 31,
                        1996, between the Company and Dennis O'Connor.                   (2)

10.11                   Promissory Note dated as of January 6, 1997, by Kevin
                        Rodgers in favor of the Company in the principal amount of
                        $63,232.                                                         (2)

10.12                   Promissory Note dated as of January 6, 1997, by Paul
                        Ingersoll in favor of the Company in the principal amount of
                        $9,880.                                                          (2)

10.13                   Promissory Note dated as of January 6, 1997, by Dennis
                        O'Connor in favor of the Company in the principal amount of
                        $19,760.                                                         (2)

10.14                   Securities Transfer Agreement dated as of December 31, 1996, by and among the Company; Golder, Thoma, Cressey, Rauner
                        Fund IV, L.P.; Golder, Thoma, Cressey, Rauner Fund V, L.P.;
                        Kevin Rodgers; Paul Ingersoll and Dennis O'Connor.               (2)

10.15                   Asset Purchase Agreement dated as of January 6, 1997, by and among NES Acquisition Corp.; Industrial Crane Maintenance
                        Systems, Inc.; Brazos Rental & Tool, Inc.; Safe Work Load
                        Products, Inc. and certain stockholders of the Sellers
                        referred to therein.                                             (2)

10.16                   Stock Purchase Agreement dated as of February 18, 1997, by and among Aerial Platforms, Inc.; Carter B. Wilson and the
                        Company.                                                         (2)

10.17                   Asset Purchase Agreement dated as of March 17, 1997, by and among NES Acquisition Corp.; Lone Star Rentals, Inc. and
                        James Horsley.                                                   (2)

10.18                   Asset Purchase Agreement dated as of April 1, 1997, by and among, BAT Acquisition Corp.; BAT Rentals, Inc. and Paul B.
                        Bronken.                                                         (2)

10.19                   Asset Purchase Agreement dated as of July 1, 1997, by and
                        among NES Acquisition Corp.; Sprint Industrial Services,
                        Inc.; Joseph B. Swinbank and Donald Poarch.                      (2)

10.20                   Stock Purchase Agreement dated as of July 18, 1997, by and among MST Enterprises, Inc.; the stockholders of MST
                        Enterprises, Inc. and National Equipment Services, Inc.          (2)

10.21                   Asset Purchase Agreement dated as of January 16, 1998, by
                        and among McNabb Enterprises, Inc.; the stockholders of
                        McNabb Enterprises, Inc. and BAT Acquisition Corp.               (2)

10.22                   Asset Purchase Agreement dated as of January 23, 1998, by
                        and among NES Michigan Acquisition Corp.; Grand Hi-Reach,
                        Inc. and Allen Baker.                                            (2)

10.23                   Stock Purchase Agreement dated as of January 12, 1998, by
                        and among Genpower Pump & Equipment Co., Inc.; the
                        stockholders of Genpower Pump & Equipment Co., Inc. and the
                        Company.                                                         (2)

10.24                   Asset Purchase Agreement dated as of February 4, 1998, by
                        and among NES Michigan Acquisition Corp.; Work Safe Supply
                        Co., Inc.; Dan J. Babcock and Kathy Babcock.                     (2)

10.25                   Asset Purchase Agreement dated as of March 2, 1998, by and among The Modern Group, Inc.; the Stockholders of The Modern
                        Group, Inc.; Southeast Texas Intermediary, Inc. and NES
                        Acquisition Corp.                                                (2)

10.26                   Asset Purchase Agreement dated as of February 9, 1998, by
                        and between Cormier Equipment Corporation and NES
                        Acquisition Corp.                                                (2)

10.27                   Assignment and Assumption Agreement dated as of March 4,
                        1998, among NES Acquisition Corp. and NES East Acquisition
                        Corp.                                                            (2)

10.28                   Lease dated January 6, 1997, by and between ES&L Service and
                        NES Acquisition Corp.                                            (2)

10.29                   Lease Agreement dated as of May 30, 1990, by and between
                        Weeks Super Partnership, LTD and Aerial Platforms, Inc.          (2)

10.30                   Lease Agreement dated as of March 17, 1997, by and between
                        James Horsley and NES Acquisition Corp. relating to 3440 Red
                        Bluff Road, Pasadena, Texas.                                     (2)

10.31                   Lease dated as of April 1, 1997, by and between BAT Rentals,
                        Inc. and BAT Acquisition Corp.                                   (2)

10.32                   Lease Agreement dated as of July 18, 1997, by and between
                        Marc S. Trubitz, Suellen Trubitz and MST Enterprises, Inc.       (2)

10.33                   Stock Purchase Agreement dated as of March 9, 1998, by and among the Company; Albany Ladder Company, Inc. and the
                        stockholders of Albany Ladder Company, Inc.                      (2)

10.34                   Stock Purchase Agreement dated as of April 1, 1998, by and among the Company; Falconite, Inc. and the stockholders of
                        Falconite, Inc.                                                  (2)

10.35                   National Equipment Services, Inc. 1998 Long-Term Incentive
                        Plan.*                                                           (1)

10.36                   Asset Purchase Agreement dated as of July 24, 1998, by and among NES Acquisition Corp.; R&R Rentals, Inc. and the
                        stockholders of R&R Rentals, Inc.                                (2)

10.37                   Form of Underwriting Agreement among the Company; Salomon
                        Smith Barney; Smith Barney, Inc.; William Blair & Company,
                        L.L.C.; Credit Suisse First Boston Corporation; Donaldson,
                        Lufkin & Jenrette Securities Corporation and NationsBanc
                        Montgomery Securities LLC.                                       (1)

10.38                   Stock Purchase Agreement dated as of September 1, 1998, by and among the Company; Shaughnessy Crane Service, Inc. and
                        the stockholders of Shaughnessy Crane Service, Inc.              (3)

10.39                   Employment Letter Agreement dated September 10, 1998, by and
                        between the Company and James W. O'Neil.                         (5)

10.40                   Stock Purchase Agreement dated February 26, 1999, by and
                        among National Equipment Services, Inc. and Dick Cole and
                        Penelope A. Cole as Co-Trustees of the Cole Family Trust
                        U/A/D 11/20/1994.                                                (6)

10.41                   Purchase Agreement dated as of March 2, 1999, by and among
                        National Equipment Services, Inc.; Mayer-Hammant Equipment,
                        L.L.C. and the Members of Mayer-Hammant Equipment, L.L.C.        (6)

10.42                   Stock Purchase Agreement dated March 19, 1999, by and among
                        Shaughnessy Crane Services, Inc. and the Stockholders of
                        Wellesley Crane Service Co., Inc.                                (6)

10.43                   Stock Purchase Agreement dated April 27, 1999, by and among
                        National Equipment Services, Inc.; The 1818 Fund III, L.P.;
                        Co-Investment Partners, L.P.; Erie Indemnity Company; Erie
                        Insurance Exchange and Aquila Limited Partnership.               (6)

10.44                   Purchase Agreement dated July 31, 1999, by and among The
                        Plank Companies, L.P.; The Plank Companies, Inc.; Plank
                        Management, Inc.; Michael J. Plank and NES Shoring
                        Acquisition, Inc.                                                (8)

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

---------

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