Form 10-Q
period 2001-03-31
NATIONAL EQUIPMENT SERVICES INC
filed 2001-05-15
CIK 1051381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-14163

National Equipment Services, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	36-4087016
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1603 Orrington Avenue, Suite 1600
Evanston, Illinois 60201
(Address of principal executive offices)
(Zip code)

(847) 733-1000
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

          There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of May 7, 2001.

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended
March 31, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Cash and cash equivalents	$2,430	$3,162
Accounts receivable, net of allowance for doubtful accounts of $6,557 and $5,484, respectively	123,948	138,459
Inventory, net	34,191	33,267
Rental equipment, net	593,779	616,212
Property and equipment, net	62,461	62,784
Intangible assets, net	364,101	365,819
Loan origination costs, net	8,398	9,109
Deferred income taxes	11,056	4,644
Prepaid expenses and other assets, net	15,488	15,480
Total assets	$1,215,852	$1,248,936
Liabilities
Book overdraft	$2,367	$3,237
Accounts payable	22,994	38,867
Accrued interest	17,119	12,544
Deferred income taxes, net	49,872	49,872
Accrued expenses and other liabilities	23,825	27,115
Debt	861,750	872,072
Total liabilities	977,927	1,003,707

Convertible preferred stock	95,922	95,797
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings	37,039	44,468
Stock subscriptions receivable	(102)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Total stockholders’ equity	142,003	149,432
Total liabilities and stockholders’ equity	$1,215,852	$1,248,936

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2001	2000
Revenues
Rental revenues	$107,328	$99,521
New equipment sales	12,373	12,013
Rental equipment sales	7,104	6,948
Parts, service and other	11,977	15,816
Total revenues	$138,782	$134,298

Cost of revenues
Rental equipment depreciation	24,256	20,959
Cost of new equipment sales	9,255	8,957
Cost of rental equipment sales	4,912	4,449
Other operating expenses	51,171	46,598
Total cost of revenues	89,594	80,963
Gross profit	49,188	53,335
Selling, general and administrative expenses	34,910	30,176
Non-rental depreciation and amortization	7,009	6,846
Operating income	7,269	16,313
Other income, net	198	109
Interest expense, net	20,510	19,482
Loss before income taxes	(13,043)	(3,060)
Income tax benefit	(5,739)	(1,239)
Net loss	$(7,304)	$(1,821)
Basic loss per common share	$(0.36)	$(0.09)
Average number of common shares used in basic calculation	20,859	22,133
Diluted loss per common share	$(0.36)	$(0.09)
Average number of common shares used in diluted calculation	20,859	22,133

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2001	2000
Operating Activities:
Net loss	$(7,304)	$(1,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,990	27,805
Gain on sale of equipment	(2,272)	(2,469)
Deferred income taxes	(6,412)	—
Changes in operating assets and liabilities:
Accounts receivable	14,511	2,773
Inventory	(924)	(6,624)
Prepaid expenses and other assets	(3,707)	(2,058)
Accounts payable	(15,873)	(8,064)
Accrued expenses and other liabilities	1,285	3,277
Net cash provided by operating activities	11,294	12,819

Investing Activities:
Acquisitions, net of cash received	—	(10,006)
Purchases of rental equipment	(6,735)	(48,324)
Proceeds from sale of rental equipment	7,104	6,948
Purchases of property and equipment	(1,400)	(7,488)
Proceeds from sale of property and equipment	197	135
Net cash used in investing activities	(834)	(58,735)

Financing Activities:
Proceeds from long-term debt	26,000	47,000
Payments on long-term debt and capital leases	(36,322)	(21,081)
Book overdrafts	(870)	—
Repurchase of treasury stock	—	(9,599)
Payments of loan origination costs	—	(224)
Net cash (used) provided by financing activities	(11,192)	16,096
Net decrease in cash and cash equivalents	(732)	(29,820)
Cash and cash equivalents at beginning of period	3,162	33,530
Cash and cash equivalents at end of period	$2,430	$3,710

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1. Organization

             National Equipment Services, Inc. (the “Company”) is principally a holding company organized on June 4, 1996 (date of inception) under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired since the date of inception. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States. The Company rents various types of equipment to a diverse customer base, including construction, petro-chemical and other industrial users. The Company also sells new and used rental equipment and related parts, and provides other services. The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying balance sheets are presented on an unclassified basis.

2. Basis of presentation

             The accompanying unaudited financial statements as of and for the quarters ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2000 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.

             The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001.  The adoption of SFAS No. 133 had no effect on the Company's consolidated financial position, liquidity or results of operations.

             The Company does not have any components of other comprehensive income that would have to be reported in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”

             Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

3. Earnings per share

             The Company’s earnings per share for the three months ended March 31, 2001 and 2000 are calculated as follows:

	2001	2000
Net loss	$(7,304)	$(1,821)
Less accretion on preferred stock	(125)	(125)
Net loss available to common stockholders	$(7,429)	$(1,946)

Basic weighted average shares	20,859	22,133
Basic loss per share	$(0.36)	$(0.09)

             If the effect of the Company’s unvested stock and convertible preferred stock were included in the above calculation as of March 31, 2001 and 2000, the weighted average shares outstanding would have been 28,843 and 30,377, respectively, resulting in a diluted loss per share of ($0.26) and ($0.06), respectively.

4. Inventory

                           Inventory, net consists of the following, at:

	March 31, 2001	December 31, 2000
New equipment	$11,864	$11,812
Used equipment	5,212	4,801
Contractor supplies	4,743	4,910
Parts	14,779	13,860
Reserves for excess and obsolete inventory	(2,407)	(2,116)
	$34,191	$33,267

5. Debt

             During the first quarter of 2001, the Company reduced the committed amount under its Credit Facility with First Union National Bank, as the agent, and certain other financial institutions from $750,000 down to a maximum amount of $650,000 (subject to availability based on certain financial tests including a borrowing base).  Based upon the available borrowing base at March 31, 2001, the Company had $60,090 available on the revolving credit facility.

             The Company’s indentures contain a number of covenants that, among other things, require the Company to maintain certain financial ratios and set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments and issuances of stock. The Company is currently in compliance with all covenants of the indentures.  While the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the credit facility in the future, there can be no assurance that the Company will meet such financial ratios and tests.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

             The following table shows information derived from the Company’s historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended March 31,
	2001	2000
Rental revenues	77.4%	74.1%
New equipment sales	8.9	8.9
Rental equipment sales	5.1	5.2
Parts, service and other	8.6	11.8
Total revenues	100.0	100.0
Cost of revenues	64.6	60.3
Gross margin	35.4	39.7
Selling, general and administrative expenses	25.2	22.5
Non-rental depreciation and amortization	5.0	5.1
Operating income	5.2	12.1
Other income, net	0.2	0.2
Interest expense, net	14.8	14.6
Income (loss) before income taxes	(9.4)	(2.3)
Income tax expense (benefit)	(4.1)	(0.9)
Net income (loss)	(5.3)%	(1.4)%

Results of Operations

Quarter Ended March 31, 2001, Compared with the Quarter Ended March 31, 2000

             Revenues. Total revenues increased to $138,782 in 2001 from $134,298 in 2000, a 3% increase. Rental revenues increased 8% to $107,328 from $99,521. The increase in rental revenues was primarily the result of the utilization of additional rental fleet equipment. The increase was offset in part by a decrease in parts, service, and other revenues of $3,839 which was due primarily to softness in several geographic markets and the Company's continued emphasis on rental revenues.

             Gross Profit. Gross profit decreased to $49,188 in 2001 from $53,335, in 2000. Gross margin decreased to 35.4% from 39.7%.  The decrease in gross margin is primarily due to lower physical utilization rates of the rental fleet resulting from a slower spring pick-up in business in several geographic markets of the Company.  In addition, the Company experienced an increase in the direct costs of equipment rental due to additional labor and infrastructure necessary to support the increased size of the rental fleet.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $34,910 in 2001 from $30,176 in 2000. As a percentage of total revenues, selling, general and administrative expenses increased to 25.2% from 22.5%. This increase is primarily the result of additional investments in personnel and systems to support the Company's growth.

             Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased to $7,009 in 2001 from $6,846 in 2000 due primarily to increased amortization expense from the acquisition of additional businesses.

             Interest Expense, Net. Interest expense, net, increased to $20,510 in 2001 from $19,482 in 2000. This increase was due primarily to higher interest rates on the Company's variable rate debt in the first quarter of 2001.

             Income Tax Rate. The effective income tax rate increased to 44.0% in the first quarter of 2001 from 40.5% in the first quarter of 2000 due to non-deductible goodwill representing a greater percentage of pre-tax income in 2001.

Liquidity and Capital Resources

             The Company’s primary capital requirements are for the purchasing of new rental equipment and for acquisitions of businesses.  The Company’s other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $6,735 and $48,324 in the first three months of 2001 and 2000, respectively. The Company’s expenditures for rental fleet are expected to be approximately $22,000 in 2001 compared to $165,000 in 2000. The Company expects to minimize capital expenditures until such time as the business environment improves.

             For the three months ended March 31, 2001 and 2000, the Company’s net cash provided by operations was $11,294 and $12,819, respectively. The decrease in 2001 was due primarily to timing of payments for current liabilities offset in part by collections on outstanding accounts receivable. For the three months ended March 31, 2001 and 2000, the Company’s net cash used in investing activities was $834 and $58,735, respectively. Net cash used for investing activities consists primarily of expenditures for new acquisitions of businesses and purchases of rental equipment and property and equipment. The decrease in 2001 was due primarily to reduced purchases of rental equipment and lower acquisition activity. For the three months ended March 31, 2001 and 2000, the Company’s net cash provided by financing activities was ($11,192) and $16,096, respectively. Net cash provided by financing activities consists primarily of borrowings under the Company’s credit facility and was lower in 2001 due to reduced rental fleet purchasing and the reduction of indebtedness under the Company's credit facility.  The Company intends to continue to reduce the amount of its indebtedness under its credit facility.

             The Company’s credit facility provides for a $100 million term loan and a revolving credit facility up to a maximum of $550 million (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. In March 2001 the Company reduced the committed amount under its revolving credit facility to $550 million from $650 million.  As of March 31, 2001, $587,000 was outstanding under the credit facility. Based upon the available borrowing base at March 31, 2001, the Company had $60,090 available on the revolving credit facility loan.  The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA.  The agreements governing the credit facility also contain various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied.   The Company is currently in compliance with all covenants governing the credit facility.  While the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the credit facility in the future, there can be no assurance that the Company will meet such financial ratios and tests.

             During 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004 (the “Series A Notes”) at a discount netting proceeds of $98,767.  During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the “Series B Notes”), which have been registered for public trading, for the Series A Notes.

             Also during 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the “Series C Notes”) at a discount netting proceeds of $122,288.  During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,000.  Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the “Series D Notes”), which have been registered for public trading, for the Series C Notes.

             The Company accretes the original issue discount of the Series B Notes and Series D Notes over the term of the notes using the effective interest rate method.  The indentures for the Series B and Series D notes contain a number of covenants that, among other things, set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends.  The Company is currently in compliance with all such covenants under the indentures.

             The Company believes that its credit facility, together with funds generated by operations, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy.  Over the long term, the Company will need to refinance its credit facility, its Series B Notes and its Series D Notes since the credit facility becomes due and payable in July 2003 and its Series B Notes and Series D Notes in November 2004.

General Economic Conditions, Inflation and Seasonality

             The Company’s operating results may be adversely affected by 1) changes in general economic conditions, including changes in construction and industrial activity, or increases in interest rates, or 2) adverse weather conditions that may temporarily decrease construction and industrial activity in a particular geographic area. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had a material impact on the Company’s results of operations and is not likely to in the foreseeable future.

             The Company’s revenues and operating results fluctuate due to the seasonal nature of the industry in which the Company operates. This is more apparent in the current period because of the more seasonal nature of our recently acquired businesses and the rental patterns of customers in our new geographical regions (with rental activity tending to be lower in winter).

Recently Issued Accounting Pronouncements

             The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001.  The adoption of SFAS No. 133 had no effect on the Company's consolidated financial position, liquidity or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company’s credit facility, as amended, provides the Company with a $100 million term loan and permits the Company to borrow up to an additional $550 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company’s option, at a specified base rate or Eurodollar rate plus the applicable borrowing margin. At May 7, 2001, the Company had total borrowings under the credit facility of $593 million, $193 million of which was subject to interest rate risk.  Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $1.9 million.

             The Company may, from time to time, use interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt.  The Company does not hold or issue derivative financial instruments for trading or speculative purposes.  Effective April 18, 2001 the Company entered into an interest rate swap contract, which fixes the interest rate at 4.71% on $400 million of variable rate debt through April 17, 2003.  The interest differential is paid or received on a monthly basis and recognized currently as a component of interest expense.  The counterparty to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

Forward Looking Statements

Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgement on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include, without limitation, the Company’s ability to successfully integrate acquired businesses; changes in market price or market demand; loss of business from customers; unanticipated expenses; changes in financial markets; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             See Index of Exhibits on page 13. The Company did not file any Current Reports on Form 8-K for the quarterly period ended March 31, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2001.

National Equipment Services, Inc.

By:	/s/ Dennis O’Connor
Dennis O’Connor
Chief Financial Officer

Form 10-Q: For the quarter ended March 31, 2001.

INDEX OF EXHIBITS

Exhibit Number	Description of Document

4.1	Notice of Revolving Commitment Reduction

11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.