Form 10-Q
period 2001-06-30
NATIONAL EQUIPMENT SERVICES INC
filed 2001-08-14
CIK 1051381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

             There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of August 10, 2001.

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended
June 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2001	December 31, 2000

	(Unaudited)
Assets
Cash and cash equivalents	$4,968	$3,162
Accounts receivable, net of allowance for doubtful accounts of $6,557 and $5,484, respectively	132,785	138,459
Inventory, net	34,654	33,267
Rental equipment, net	573,263	616,212
Property and equipment, net	62,523	62,784
Intangible assets, net	363,290	365,819
Loan origination costs, net	7,672	9,109
Deferred income taxes	9,368	4,644
Prepaid expenses and other assets, net	10,709	15,480

Total assets	$1,199,232	$1,248,936

Liabilities
Book overdraft	$1,440	$3,237
Accounts payable	31,649	38,867
Accrued interest	9,891	12,544
Deferred income taxes, net	49,872	49,872
Accrued expenses and other liabilities	28,380	27,115
Debt	841,618	872,072

Total liabilities	962,850	1,003,707

Convertible preferred stock	96,047	95,797
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings	36,293	44,468
Accumulated other comprehensive loss	(922)	—
Stock subscriptions receivable	(102)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)

Total stockholders’ equity	140,335	149,432

Total liabilities and stockholders’ equity	$1,199,232	$1,248,936

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Revenues
Rental revenues	$118,985	$117,860	$226,313	$217,380
New equipment sales	15,894	13,882	28,267	25,895
Rental equipment sales	9,683	8,181	16,787	15,129
Parts, service and other	20,283	18,789	32,260	34,606

Total revenues	$164,845	$158,712	$303,627	$293,010

Cost of revenues
Rental equipment depreciation	24,150	22,990	48,407	43,949
Cost of new equipment sales	11,870	10,674	21,125	19,631
Cost of rental equipment sales	6,370	5,514	11,282	9,963
Other operating expenses	60,543	51,569	112,073	98,167

Total cost of revenues	102,933	90,747	192,887	171,710

Gross profit	61,912	67,965	110,740	121,300
Selling, general and administrative expenses	34,266	30,879	68,815	61,055
Non-rental depreciation and amortization	7,421	6,733	14,430	13,579

Operating income	20,225	30,353	27,495	46,666
Other income, net	166	85	364	194
Interest expense, net	(19,327)	(20,630)	(39,837)	(40,112)

Income (loss) before income taxes	1,064	9,808	(11,978)	6,748
Income tax expense (benefit)	1,685	3,972	(4,053)	2,733

Net income (loss)	$(621)	$5,836	$(7,925)	$4,015

Basic income (loss) per common share	$(0.04)	$0.27	$(0.39)	$0.17

Average number of common shares used in basic calculation	20,924	20,936	20,891	21,532

Diluted income (loss) per common share	$(0.04)	$0.20	$(0.39)	$0.13

Average number of common shares used in diluted calculation	20,924	29,115	20,891	29,744

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,

	2001	2000

Operating Activities:
Net income (loss)	$(7,925)	$4,015
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,685	59,565
Gain on sale of equipment	(5,574)	(5,086)
Deferred income taxes	(4,724)	—
Changes in operating assets and liabilities:
Accounts receivable	5,674	(12,887)
Inventory	(4,288)	(5,058)
Prepaid expenses and other assets	(1,147)	(702)
Accounts payable	(7,218)	(2,546)
Accrued expenses and other liabilities	(2,310)	1,833

Net cash provided by operating activities	37,173	39,134

Investing Activities:
Acquisitions, net of cash received	—	(11,692)
Cash received in connection with business combination	—	18,000
Purchases of rental equipment	(13,839)	(120,188)
Proceeds from sale of rental equipment	16,787	15,129
Purchases of property and equipment	(6,202)	(10,462)
Proceeds from sale of property and equipment	535	754

Net cash used in investing activities	(2,719)	(108,459)

Financing Activities:
Proceeds from long-term debt	38,001	91,000
Payments on long-term debt and capital leases	(68,852)	(41,631)
Book overdrafts	(1,797)	—
Repurchase of treasury stock	—	(12,118)
Payments of loan origination costs	—	(224)

Net cash (used) provided by financing activities	(32,648)	37,027

Net increase (decrease) in cash and cash equivalents	1,806	(32,298)
Cash and cash equivalents at beginning of period	3,162	33,530

Cash and cash equivalents at end of period	$4,968	$1,232

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

2. Basis of presentation

             General — The accompanying unaudited financial statements as of and for the quarters ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2000 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.  Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters of the year are typically the most active quarters for the Company.

             Comprehensive Income – Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which requires comprehensive income and its components to be disclosed in the financial statements for all periods presented became effective in 1999.  The only item of other comprehensive income applicable to the Company is a change in the fair value of a derivative instrument, totaling $922 of expense during the period ending June 30, 2001.

             Recently Issued Accounting Standards — Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, became effective as of January 1, 2001.  Currently, the Company's only derivative is an interest rate swap used to hedge a portion of the Company's debt and is designated as a cash flow hedging instrument.  The Company's objective for holding the derivative is to minimize interest rate risks and stabilize cash flows.  The derivative is required to be recorded as an asset or liability on the consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective.  Any ineffectiveness in the hedge will be recorded as an adjustment to earnings.  As of June 30, 2001, the derivative liability totaled $922 on the consolidated balance sheet.  Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the three months ended June 30, 2001.

             Reclassifications — Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

3. Earnings per share

             The Company’s earnings per share for the three and six months ended June 30, 2001 and 2000 are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Net income (loss)	$(621)	$5,836	$(7,925)	$4,015
Less accretion on preferred stock	(125)	(125)	(250)	(250)

Net income (loss) available to common stockholders	$(746)	$5,711	$(8,175)	$3,765

Weighted average shares	21,151	21,423	21,151	22,052
Less unvested stock	(227)	(487)	(260)	(520)

Basic weighted average shares	20,924	20,936	20,891	21,532

Effect of dilutive securities
Unvested stock	—	487	—	520
Convertible preferred stock	—	7,692	—	7,692

Diluted weighted average shares	20,924	29,115	20,891	29,744

Basic income (loss) per share	$(0.04)	$0.27	$(0.39)	$0.17

Diluted income (loss) per share	$(0.04)	$0.20	$(0.39)	$0.13

             If the effect of the Company’s unvested stock, convertible preferred stock, and dilutive options were included in the above calculations for the three months and six months ended June 30, 2001, the diluted weighted average shares outstanding would have been 28,844 for both periods, resulting in a diluted loss per share of ($0.03) and ($0.28), respectively.

4. Inventory

             Inventory, net consists of the following, at:

	June 30, 2001	December 31, 2000

New equipment	$11,583	$11,812
Used equipment	4,930	4,801
Contractor supplies	5,853	4,910
Parts	15,106	13,860
Reserves for excess and obsolete inventory	(2,818)	(2,116)

	$34,654	$33,267

5. Debt

             During the first quarter of 2001, the Company reduced the committed amount under its Credit Facility with First Union National Bank, as the agent, and certain other financial institutions from $750,000 down to a maximum amount of $650,000 (subject to availability based on certain financial tests including a borrowing base).  Based upon the available borrowing base at June 30, 2001, the Company had $77,984 available on the revolving credit facility.

             The Company’s Credit Facility and indentures contain a number of covenants that, among other things, set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments and issuances of stock.  In addition, the Company’s Credit Facility contains certain covenants that require the Company to maintain certain financial ratios.  The Company is currently in compliance with all covenants of the Credit Facility and the indentures.  While the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the Credit Facility and the indentures in the future, there can be no assurance that the Company will meet such financial ratios and tests.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

             The following table shows information derived from the Company’s historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Rental revenues	72.2%	74.3%	74.6%	74.2%
New equipment sales	9.6	8.7	9.3	8.8
Rental equipment sales	5.9	5.2	5.5	5.2
Parts, service and other	12.3	11.8	10.6	11.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	62.4	57.2	63.5	58.6

Gross margin	37.6	42.8	36.5	41.4
Selling, general and administrative expenses	20.8	19.5	22.7	20.8
Non-rental depreciation and amortization	4.5	4.2	4.7	4.6

Operating income	12.3	19.1	9.1	16.0
Other income, net	0.0	0.0	0.1	0.0
Interest expense, net	11.7	12.9	13.1	13.7

Income (loss) before income taxes	0.6	6.2	(3.9)	2.3
Income tax expense (benefit)	1.0	2.5	(1.3)	0.9

Net income (loss)	(0.4)%	3.7%	(2.6)%	1.4%

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2001, and 2000

             Revenues. Total revenues increased to $164,845 for the three months ended June 30, 2001 from $158,712 for the three months ended June 30, 2000 and to $303,627 for the six months ended June 30, 2001 from $293,010 for the six months ended June 30, 2000.  Rental revenues increased to $118,985 for the three months ended June 30, 2001 from $117,860 for the three months ended June 30, 2000.  The increase in rental revenues was primarily the result of the increased size of the rental fleet.  New equipment sales for the second quarter increased 14.5% from $13,882 in 2000 to $15,894 in 2001, due primarily to large projects in the Northeast.  Rental fleet equipment sales for the second quarter increased 18.4% from $8,181 in 2000 to $9,683 in 2001, due primarily to opportunities in the Central and Gulf Coast regions.

             Gross Profit. Gross profit decreased to $61,912 for the three months ended June 30, 2001 from $67,965 for the three months ended June 30, 2000 and to $110,740 for the six months ended June 30, 2001 from $121,300 for the six months ended June 30, 2000. Gross margins decreased to 37.6% from 42.8% and to 36.5% from 41.4% during these respective periods.  The decreases in gross margins are primarily due to overall lower physical utilization rates of the rental fleet resulting from decreased activity among industrial customers primarily in the Central United States.  In addition, the Company experienced an increase in the direct costs of equipment rental due to additional labor and infrastructure necessary to support the increased size of the rental fleet.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $34,266 for the three months ended June 30, 2001 from $30,879 for the three months ended June 30, 2000 and to $68,815 for the six months ended June 30, 2001 from $61,055 for the six months ended June 30, 2000.  As a percentage of total revenues, selling, general and administrative expenses increased to 20.8% from 19.5% and to 22.7% from 20.8% during these respective periods.  These increases are primarily the result of additional investments in personnel and systems to support the Company's growth.

             Non-rental Depreciation and Amortization. Non-rental depreciation and amortization increased to $7,421 for the three months ended June 30, 2001 from $6,733 for the three months ended June 30, 2000 and to $14,430 for the six months ended June 30, 2001 from $13,579 for the six months ended June 30, 2000.  These increases were due primarily to additions of non-fleet capital items such as vehicles and shop equipment.

             Interest Expense, Net. Interest expense, net, decreased to $19,327 for the three months ended June 30, 2001 from $ 20,630 for the three months ended June 30, 2000 and to $39,837 for the six months ended June 30, 2001 from $40,112 for the six months ended June 30, 2000.  These decreases were due primarily to lower interest rates on the Company's variable rate debt in the second quarter of 2001.  In addition, the Company maintained a lower average debt level in the second quarter of 2001 compared with the second quarter of 2000.

             Income Tax Rate. Due to permanent timing differences of non-deductible goodwill, income tax expense was higher than pre-tax income in the second quarter of 2001.  The effective tax rate was 40.5% for the second quarter of 2000.

Liquidity and Capital Resources

             The Company’s primary capital requirements are for the purchasing of new rental equipment.  The Company’s other capital expenditures include buying vehicles used for delivery and maintenance, and for property and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $13,839 and $120,188 in the first six months of 2001 and 2000, respectively. The Company’s expenditures for rental fleet are expected to be approximately $22,000 in 2001 compared to $165,000 in 2000. The Company expects to minimize capital expenditures until such time as the business environment improves.

             For the six months ended June 30, 2001 and 2000, the Company’s net cash provided by operations was $37,173 and $39,134, respectively. The decrease in 2001 was due primarily to decreased net income and timing of payments for current liabilities offset in part by collections on outstanding accounts receivable.  For the six months ended June 30, 2001 and 2000, the Company’s net cash used in investing activities was $2,719 and $108,459, respectively.  Net cash used for investing activities consists primarily of business acquisitions and purchases of rental equipment and property and equipment. The decrease in 2001 was due primarily to reduced purchases of rental equipment and lower acquisition activity.  For the six months ended June 30, 2001 and 2000, the Company’s net cash provided by financing activities was ($32,648) and $37,027, respectively. Net cash provided by financing activities consists primarily of borrowings under the Company’s credit facility and was lower in 2001 due to reduced rental fleet purchasing and the reduction of indebtedness under the Company's credit facility.  The Company intends to continue to reduce the amount of its indebtedness under its credit facility.

             The Company’s credit facility provides for a $100 million term loan and a revolving credit facility up to a maximum of $550 million (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. In March 2001 the Company reduced the committed amount under its revolving credit facility to $550 million from $650 million.  As of June 30, 2001, $567,000 was outstanding under the credit facility. Based upon the available borrowing base at June 30, 2001, the Company had $77,984 available on the revolving credit facility loan.  The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA.  The agreements governing the credit facility also contain various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied.   The Company is currently in compliance with all covenants governing the credit facility.  While the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the credit facility in the future, there can be no assurance that the Company will meet such financial ratios and tests.

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

             The Company’s revenues and operating results fluctuate due to the seasonal nature of the industry in which the Company operates (with rental activity tending to be lower in winter).

Recently Issued Accounting Pronouncements

             The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001.  Due to the interest rate swap effective April 18, 2001, the Company's consolidated balance sheet includes a derivative liability of $922.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company’s credit facility, as amended, provides the Company with a $100 million term loan and permits the Company to borrow up to an additional $550 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company’s option, at a specified base rate or Eurodollar rate plus the applicable borrowing margin. At August 10, 2001, the Company had total borrowings under the credit facility of $559 million, $159 million of which was subject to interest rate risk after giving effect to the interest rate swap contract discussed below.  Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $1.6 million.

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

Forward Looking Statements

Note: This document contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include, without limitation, the Company’s ability to successfully integrate acquired businesses; changes in market price or market demand; loss of business from customers; unanticipated expenses; changes in financial markets; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

             Not applicable.

ITEM 2.   CHANGES IN SECURITIES

             Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held its annual shareholders meeting on May 31, 2001.  See exhibit 22.1 for a report of the voting on the matters considered at the meeting.

ITEM 5.   OTHER INFORMATION

             Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             See Index of Exhibits on page 13. The Company did not file any Current Reports on Form 8-K for the quarterly period ended June 30, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2001.

NATIONAL EQUIPMENT SERVICES, INC.

By:	/S/ DENNIS O’CONNOR

Dennis O’Connor
Chief Financial Officer

Form 10-Q: For the quarter ended June 30, 2001.

INDEX OF EXHIBITS

Exhibit Number	Description of Document

11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
22.1	Certificate and Report of Inspector of Election.