Form 10-K
period 2001-12-31
NATIONAL EQUIPMENT SERVICES INC
filed 2002-04-17
CIK 1051381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                              to

Commission File Number: 001-14163

National Equipment Services, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4087016 (I.R.S. Employer Identification No.)
1603 Orrington Avenue, Suite 1600 Evanston, Illinois 60201 (Address of principal executive offices)

Registrant's telephone number, including area code: (847) 733-1000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share, registered on the New York Stock Exchange.
Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of April 8, 2002, the aggregate market value of the voting stock held by non-affiliates of National Equipment Services, Inc. was approximately $17,170,398.

        As of April 8, 2002, there were 21,151,163 shares of Common Stock of National Equipment Services, Inc., par value $0.01 per share, outstanding.

Documents Incorporated by Reference:

        Part III incorporates by reference certain information to be included in Registrant's Proxy Statement relating to its 2002 Annual Meeting of Stockholders.

Index to Exhibits:

        Located on pages 41 through 45 of this report.

PART I

ITEM 1.    BUSINESS

General

        National Equipment Services, Inc. (the "Company") is a leading participant in the growing and highly fragmented $25 billion equipment rental industry. Through its 42 businesses acquired since January 1997, the Company specializes in renting specialty and general equipment to industrial and construction end users. The Company rents over 750 different types of machinery and equipment, and distributes new equipment for nationally recognized original equipment manufacturers. The Company also sells used equipment as well as complementary parts, supplies and merchandise, and provides repair and maintenance services to its customers. The Company is geographically diversified, with 243 locations across 37 states and Canada, and is a leading competitor in each of the geographic markets it serves.

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

        The Company is led by an experienced management team. The professionals who manage the Company's local operations average more than 15 years of experience in the equipment rental industry and have extensive knowledge of and relationships in their local markets. These managers are typically former owners or managers of the businesses acquired by the Company. The Company also benefits from the financial expertise of GTCR Golder Rauner and Brown Brothers Harriman & Co., established investment firms. Golder, Thoma, Cressey, Rauner Fund V, L.P., an affiliate of GTCR Golder Rauner, and The 1818 Fund III, L.P., an affiliate of Brown Brothers Harriman & Co., are the Company's principal equity investors.

Acquired Businesses

        The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of specialty and general equipment to industrial and construction end users. Since January 1997, the Company has acquired the 42 businesses summarized in the following table:

Acquired Business	Products	Geographic Focus	Years in Business at Acquisition Date	Date Acquired
Industrial Hoist Services	Pneumatic and electric hoists	National	16	January 1997
Aerial Platforms	Aerial work platforms	Atlanta, Georgia	15	February 1997
Lone Star Rentals	General equipment	Gulf Coast	17	March 1997
BAT Rentals	General equipment	Las Vegas, Nevada	37	April 1997
Sprintank	Liquid and specialized storage tanks	Gulf Coast	9	July 1997
Equipco Rentals & Sales	General equipment	Western Virginia	21	July 1997
Genpower Pump and Equipment	Pumps	Gulf Coast	15	January 1998
Eagle Scaffolding	Scaffolding	Las Vegas, Nevada	6	January 1998
Grand Hi-Reach	Aerial work platforms	Grand Rapids, Michigan	14	February 1998
Work Safe Supply	Highway safety equipment	Michigan	20	February 1998
Dragon Rentals	Liquid storage tanks	Gulf Coast	7	March 1998
Cormier Equipment Company	General equipment	East Coast	15	March 1998

Albany Ladder	Aerial work platforms	Northeast	67	March 1998
Falconite Equipment, Inc.	Aerial work platforms and cranes	Mid-South and Gulf Coast	44	July 1998
R & R Rentals	Cranes	Gulf Coast	16	July 1998
Traffic Signing and Marking	Highway safety equipment	Wisconsin	20	August 1998
Shaughnessy Crane Service, Inc.	Aerial work platforms and cranes	Northeast	84	September 1998
Rebel Studio Rentals	Aerial work platforms	California	5	October 1998
Barricade & Light Rental, Inc.	Highway safety equipment	Arizona	25	March 1999
Mayer-Hammant	Pumps and compressors	Gulf Coast	30	March 1999
Wellesley Crane Service	Cranes	Northeast	29	March 1999
Advanced Warnings, Inc.	Highway safety equipment	Oklahoma	16	April 1999
The Mike Madrid Company Inc., Latshaw Traffic Services, Inc., and Madrid Leasing Corp.	Highway safety equipment	Indiana	16	April 1999
The Illinois operations of S&R Equipment Co.	Aerial work platforms and cranes	Mid-South and Gulf Coast	9	May 1999
Elite Rentals	Earth-moving equipment	Gulf Coast	2	June 1999
Gould & Associates, Inc.	Pumps	Southeast	11	July 1999
The Plank Company, LP	Trench safety equipment	Gulf Coast and West Coast	39	August 1999
Interstate Traffic Control, Inc. and Rich-Lite, Inc.	Highway safety equipment	Southeast	18	August 1999
American Tool Rental Corp.	General equipment	East Coast	12	August 1999
Management Technology America, Ltd.	Management information systems	National	14	August 1999
Alternate Construction Controls, Inc.	Highway safety equipment	Illinois	12	September 1999
L and C Flashing Barricades, Inc.	Highway safety equipment	East Coast	36	September 1999
Safety Light Sales & Leasing, Inc. of Texas	Highway safety equipment	Gulf Coast	31	October 1999
Tropical Ladder and Lifts, Inc.	General equipment	Florida	10	October 1999
ABC Barricade, Inc.	General equipment	Florida	8	October 1999
Cantel, Inc.	Trench safety equipment	Northwest	14	November 1999
Tri-State Signing, Inc.	Highway safety equipment	Iowa	11	November 1999
Cassidy & Lee, Inc.	Earth-moving equipment	Northeast	40	March 2000
Road Light, Inc. and Interstate Sign, Inc.	Highway safety equipment	East Coast	26	March 2000
Laser Products, Inc.	Trench safety equipment	Georgia	25	June 2000
St. Clair Equipment Company	Aerial work platforms	Gulf Coast	40	August 2000
Brambles Equipment Services, Inc.	General equipment	Midwest	12	December 2001

Products and Services

        The Company is primarily involved in the business of renting equipment to industrial and construction end users. In addition, to more fully serve its customers and leverage its fixed costs, the Company 1) sells complementary parts, merchandise and rental equipment, 2) acts as a distributor of new equipment on behalf of original equipment manufacturers and 3) services the equipment it sells.

        For financial information about segments, refer to Note 20 of the financial statements.

        Equipment Rentals.    The Company rents a broad selection of general equipment, ranging from large equipment, such as aerial work platforms, air compressors, generators, earth-moving equipment and rough terrain forklifts, to small equipment, such as hand tools, to industrial and commercial construction customers. The Company's specialty equipment available for rent includes electric and pneumatic hoists, hydraulic and truck-mounted cranes, liquid storage tanks, pumps, and trench and highway safety equipment. The Company is the only major firm in the industry with such an extensive offering of specialty equipment. The Company is the leading renter of industrial hoists in the United States, and the leading renter of portable storage tanks to the chemical and petrochemical industries in the Gulf Coast region. The Company's rental contracts range from one-day rental contracts for small subcontractors to multi-year contracts for certain industrial customers, with an overall average rental period of approximately 35 days. The mix of rental equipment at each of the Company's locations is a function of the demands of the local customer base and the focus of that business. At December 31, 2001, the original equipment cost of the Company's rental fleet was approximately $1,121 million, and the average age of its rental equipment fleet was approximately three years.

        Sales of New Equipment.    The Company sells new equipment to end users from certain original equipment manufacturers, including JLG Industries, Genie Industries, OmniQuip, Manitowoc, Gehl, Broderson, Ingersoll-Rand, Miller Electric, SkyJack, Tadano, Avant Garde, Multiquip and Wacker. The Company believes the volume of equipment it buys creates significant purchasing power with suppliers, which generally leads to favorable prices and terms for equipment the Company purchases for its rental fleet and sells as new equipment. The Company's ability to sell new equipment offers flexibility to its customers, and the Company believes this enhances its customer relations.

        Sales of Rental Equipment.    The Company routinely sells rental equipment to adjust the size and composition of its rental fleet to changing market conditions, and as part of its ongoing commitment to maintain a high quality fleet. The Company can receive favorable sales prices for its rental equipment due to its strong preventive maintenance program and its practice of selling rental equipment before it becomes irreparable or obsolete. Senior management works with local managers to optimize the timing of sales of rental equipment by taking into account maintenance costs, rental demand patterns and resale prices. The Company sells rental equipment to its existing rental customers, as well as to domestic and international used-equipment buyers.

        Sales of Parts and Merchandise; Service and Repair.    The Company also sells a wide range of parts and merchandise, including saw blades, drill bits, shovels, goggles, hard hats and other safety gear, as a complement to its core equipment rental business. The Company believes these sales enable the Company to attract and retain customers by offering the convenience of "one-stop shopping." The Company also provides repair and maintenance services in connection with the equipment it sells as a complement to its core business.

Customers

        Management estimates the Company currently has more than 90,000 customers, ranging from "Fortune 500" companies to small contractors. For fiscal 2001, no single customer accounted for more than 1.3% of the Company's total revenues, while the top five customers represented less than 4.1% of total revenues. Customers look to the Company as an ongoing, comprehensive source of rental equipment because of the economic advantages and convenience of renting, as well as the high costs associated with equipment ownership. The Company's primary customer base can be classified into the following categories: 1) industrial, including manufacturers, petrochemical facilities, chemical companies, paper mills and public utilities and 2) commercial and residential construction, repair and renovation, including contractors. In addition to maintaining its historically strong relationship with local customers, the Company is increasing its emphasis on larger national and multi-regional accounts.

        Industrial.    The Company's industrial customers, many of whom operate 24 hours per day, use the Company to outsource their equipment requirements, which reduces the capital investment and minimizes the ongoing maintenance, repair and storage costs associated with equipment ownership. Management believes the Company is well positioned to take advantage of the increasing trend among industrial customers to outsource their equipment needs. In addition, the Company's specialty products, such as hoists and tanks, are tailored to meet the needs of industrial end users. Management believes that given its multi-regional presence, the Company is well positioned to increase its industrial revenue base. The Company intends to expand its industrial customer base by providing additional equipment and services to its existing industrial customers and establishing new relationships through its existing businesses.

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

Operations

        The Company's equipment rental yards typically include 1) a customer service center and showroom displaying selected rental equipment, new equipment offered for sale and related merchandise, 2) an equipment service area, and 3) equipment storage facilities. Each rental center is staffed by an average of 16 employees, including a manager, an assistant manager, sales people, back office clerks, truck drivers, mechanics, and yard personnel. The rental center employees' knowledge of the equipment enables them to recommend the best equipment for a customer's particular application. Each rental center manager is responsible for all aspects of the center's operation, including establishing rental rates, selecting equipment, and determining employee compensation at such location. The Company also maintains two re-manufacturing facilities utilized for equipment refurbishing.

Sales

        The Company offers rental equipment and related services primarily through its sales force of approximately 400 employees. The sales force at each location is knowledgeable about all of the services and products provided there. Sales managers and representatives regularly call on contractors' job sites and industrial facilities in their sales territories, often assisting customers in planning for their equipment requirements. The Company also provides its sales force with extensive training, including frequent in-house training by supplier representatives, covering the operating features and maintenance requirements of its equipment. Members of the Company's sales force generally are compensated in part through commissions on all equipment rentals and sales they generate.

Seasonality

        The Company's revenues and operating results are expected to fluctuate due to the seasonal nature of the industry in which the Company operates, with rental activity tending to be lower in the winter.

Purchasing and Suppliers

        Management believes that the Company's size enables it to purchase equipment directly from manufacturers at favorable prices. The Company has developed strong relationships with many leading original equipment manufacturers, including JLG Industries, Genie Industries, OmniQuip, Manitowoc, John Deere, Ford, Broderson, Ingersoll-Rand, Miller Electric, SkyJack, Tadano, Komatsu, Multiquip, Wacker and Mitsui. No single supplier accounted for more than 7.5% of the Company's total purchases. The Company believes it could readily replace any of its suppliers if necessary.

Competition

        The equipment rental industry is highly fragmented and competitive. Many of the markets in which the Company operates are served by numerous competitors, ranging from national and multi-regional companies, such as Hertz Equipment Rental Corporation (an affiliate of Ford Motor Company), Neff Corp., RSC and United Rentals, Inc., to small, independent businesses with a limited number of locations. Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price. Geographic territories for competition usually are limited to 50 to 75 miles, due to servicing requirements and equipment transportation costs. Certain specialized equipment renters, such as the Company's Industrial Hoist Services division, compete on a larger regional or national basis. In general, management believes that national and multi-regional operators, such as the Company, enjoy substantial competitive advantages over small, independent rental businesses, which do not have the financial resources to maintain the comprehensive rental equipment fleet and high level of maintenance and service that the Company offers.

Employees

        At April 8, 2002, the Company had a total of approximately 3,430 employees, approximately 970 of which are represented by unions. Management believes that its relationship with all of its employees is good. The Company is committed to, and has realized significant benefits from, its formal employee training programs. Management believes that this investment in training and safety awareness programs for employees is a competitive advantage that positions the Company to be responsive to customer needs.

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

        Based on environmental assessments conducted in connection with the Company's acquisitions, the Company believes that its facilities are in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements. However, some risk of environmental liability is inherent in the nature of the Company's business, and in the future the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws.

        The Company dispenses petroleum products from storage tanks located at some of its locations. Although the Company is not aware of any leaks or spills involving its tank systems, there can be no assurance that these systems have been or will at all times remain free from leaks, or that the use of these tanks has not resulted or will not result in spills or other releases. Management does not believe that the presence or operation of these tanks will have a material adverse effect on the Company's operating results or financial position.

        The Company uses hazardous substances, such as solvents, to clean and maintain its rental equipment fleet, and generates wastes, such as used motor oil, radiator fluid and solvents, which are stored on site and disposed of at off-site locations. Although the Company is not aware of any material issues regarding its use of hazardous substances, under various environmental laws, including CERCLA, the Company could be liable for contamination at sites where hazardous substances used in its operations have been disposed of or otherwise released.

        Management does not expect that compliance with environmental laws will have a material adverse effect on the Company's operating results, financial condition or competitive position to date. The Company does not expect to incur material expenditures for environmental upgrades or controls in this or the succeeding fiscal year.

ITEM 2.    PROPERTIES

        At December 31, 2001, the Company operated 243 equipment rental locations in the following 37 states and Canada: Alabama (9), Arizona (7), Arkansas (5), California (6), Connecticut (1), Delaware (1), Florida (14), Georgia (9), Illinois (5), Indiana (9), Iowa (8), Kansas (1), Kentucky (9), Louisiana (9), Maine (5), Maryland (1), Massachusetts (8), Michigan (14), Mississippi (4), Missouri (6), Nevada (3), New Hampshire (4), New York (8), North Carolina (4), Ohio (7), Oklahoma (3), Oregon (4), Pennsylvania (3), Rhode Island (2), Tennessee (14), Texas (31), Utah (1), Vermont (1), Virginia (3), Washington (4), West Virginia (5), Wisconsin (13) and Canada (2). The Company's properties typically include an outside storage yard and a small building containing offices, a maintenance center and, in certain locations, a retail showroom. The Company owns 24 of its equipment rental locations and leases the other 219, as well as its approximately 7,000 square foot headquarters space in Evanston, Illinois. The net book value of owned facilities was approximately $13 million at December 31, 2001, and the average annual lease expense on leased facilities was approximately $45,000 in 2001. Management believes that none of the Company's leased facilities, individually, is material to its operations, and that all of these leases can be readily replaced at similar terms. The Company's interests in each of these properties secure borrowings under its credit facility.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. Although the Company's ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty, the Company, after examining these matters, believes that an adverse ruling in any of these proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        As of April 8, 2002, there were 35 holders of record of the Company's common stock. The Company has never paid any dividends on its common stock and does not expect to pay any dividends on its common stock in the foreseeable future. Dividend payments are restricted under the terms of the Company's credit facility and indentures.

        Since the Company's initial public stock offering in July 1998, the Company's common stock has been traded on the New York Stock Exchange under the symbol "NSV." The table below lists the high and low sales price information for the common stock, as reported by the New York Stock Exchange, during each quarter of the Company's last two fiscal years.

Fiscal Quarter	High	Low
2000:
First quarter	$7.25	$5.88
Second quarter	$7.25	$5.00
Third quarter	$6.00	$4.38
Fourth quarter	$4.88	$1.75
2001:
First quarter	$4.00	$2.06
Second quarter	$4.00	$2.60
Third quarter	$2.85	$1.85
Fourth quarter	$2.25	$1.15

ITEM 6.    SELECTED FINANCIAL DATA

        The data presented below on the Company should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data.

        During the periods presented below, the Company completed 42 business acquisitions that were accounted for using the purchase method of accounting. The accounts of the businesses acquired in these transactions are included in the Company's results of operations from their respective acquisition dates. Since the Company's operating results for the periods presented below were significantly affected by acquisitions, the Company believes that its results of operations for the years presented are not directly comparable. See Note 5 of the Notes to the Consolidated Financial Statements of the Company later in this report. As discussed in Note 3 to the consolidated financial statements of the Company, the data for 2000 and 1999 have been restated.

	2001	2000	1999	1998	1997
	(in thousands)
Operating data for fiscal period ended December 31:
Total revenues	$610,748	$623,836	$473,194	$225,248	$41,288
Operating income	29,394	95,402	92,345	49,937	6,187
Income (loss) before income taxes and extraordinary item	(46,427)	11,613	32,878	23,581	1,923
Balance sheet data as of December 31:
Rental equipment, net	$604,230	$614,426	$556,721	$378,254	$46,801
Intangible assets, net	359,054	365,819	383,074	218,959	27,937
Total assets	1,202,331	1,238,623	1,215,578	720,483	131,137
Total liabilities and senior redeemable convertible preferred stock	1,102,000	1,095,784	1,065,737	513,836	98,782
Total stockholders' equity	100,331	142,839	149,841	136,866	26,473

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's results of operations and its financial condition and liquidity should be read in conjunction with Item 1. Business, Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data.

General

        The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of specialty and general equipment to industrial and construction end users. Since January 1997, the Company has acquired 42 businesses (the "Acquired Businesses") in separate transactions. All acquisitions were accounted for using the purchase method of accounting. The results of operations of the Acquired Businesses are included in the Company's financial statements only from their respective dates of acquisition.

        The Company derives its revenues from four sources: 1) rental of equipment, 2) new equipment sales, 3) rental equipment sales and 4) sales of complementary parts and services. The Company's primary source of revenue is the rental of equipment to industrial and construction end users. The growth of rental revenues depends on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates, and general economic conditions. Revenues generated from the sale of new equipment are affected by price and general economic conditions. Revenues generated from the sale of used rental equipment are affected by price, general economic conditions, and the Company's fleet management programs. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volumes.

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

Revision of 2000 and 1999 Results

        In the process of closing its books for 2001, the Company became aware that certain assets recorded on the 2001 and prior balance sheets were overstated. Management performed a comprehensive analysis of the Company's assets and liabilities as well as a company-wide evaluation of its existing internal control structure.

        As a result of the analysis, the Company is revising its previously issued financial statements for the years ended December 31, 2000 and 1999. The effect of these revisions in 2000 is to reduce net income from $11 million, as previously reported, to $6 million and to reduce earnings per diluted share from $0.36 to $0.19. The effect of these revisions in 1999 is to reduce net income from the previously reported $21 million to $19 million and to reduce earnings per diluted share from $0.72 to $0.66.

        Upon completion of the analysis, management took several steps to strengthen its control environment. These steps included the addition of experienced senior management in selected regions of the Company, the creation of a company-wide internal auditing function and the implementation of general improvements in the processes and controls surrounding the Company's accounting and reporting functions. In addition, management is currently in the process of centralizing selected support functions to further strengthen its internal control structure.

        All financial information presented in this Annual Report on Form 10-K reflects the revisions discussed above.

Critical Accounting Policies

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires our management to make estimates and general assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements. Of these accounting policies, we believe the following may involve a higher degree of judgment and complexity.

        Allowance for Doubtful Accounts - At December 31, 2001, we had an allowance for doubtful accounts totalling $6.3 million which we have established in the event that we are unable to collect certain receivables. This allowance represents our best estimate of the total receivables recorded as of December 31, 2001 that we will be unable to collect. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables, and therefore, cause us to change our allowance estimate.

        Useful Lives and Estimated Salvage Value of Rental Equipment and Property and Equipment. - At December 31, 2001, we had $604.2 million of net rental equipment and $56.8 million of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight-line method over five to fifteen years, and a salvage value ranging between 0-20% is used. Property and equipment is depreciated over 3 to 30 years, depending on the type of asset held. Our depreciable lives are based on our estimates of the useful lives of the respective assets. Salvage value is based on our estimates of the minimum recoverable value we expect at the end of the asset's depreciable life. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in us having to recognize an increase to or decrease in depreciation expense.

        Goodwill - We had approximately $359.0 million of goodwill and non-compete agreements related to acquisitions recorded on our balance sheet at December 31, 2001. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, which requires us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory and market status and operational performance of each of our acquired businesses. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Contractual Commitments

        The following table summarizes our obligations and commitments to make future payments under certain contracts, including debt obligations, capitalized leases and operating leases at December 31, 2001.

	Payments Due By Year
Contractual Obligations
	2002	2003	2004	2005	2006	Thereafter	Total
Debt (including revolver)	$—	$592,000	$272,656	$—	$—	$—	$864,656
Capital Leases	1,944	1,448	742	209	16	—	4,359
Operating Leases	27,947	20,923	13,269	7,216	4,619	15,765	89,739

Total	$29,891	$614,371	$286,667	$7,425	$4,635	$15,765	$958,754

Non-Recurring Charges

        In the fourth quarter of 2001, the Company recorded a non-recurring, pre-tax $1.7 million restructuring charge related to the acquisition of Brambles Equipment Services, Inc. ("BESI"). This charge consists primarily of a reserve for lease termination and severance costs. The Company also established a reserve of $8 million related to the closure of selected BESI locations in conjunction with the purchase accounting for the acquisition.

        In conjunction with the BESI acquisition and a review of current market demands for the Company's rental equipment, management recorded an asset impairment charge of $3.18 million during the fourth quarter of 2001 for certain equipment no longer consistent with the Company's product lines.

        Results of Operations (Unless otherwise specified, all dollar amounts are in thousands, except per share data.)

        The following table shows information from the Company's consolidated statements of operations as a percentage of total revenues, as restated for the years ended December 31, 2000 and 1999.

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Rental revenues	74.4%	75.4%	72.2%
New equipment sales	8.7	8.8	8.9
Rental equipment sales	5.0	4.3	6.2
Parts sales, service and other revenues	11.9	11.5	12.7

Total revenues	100.0	100.0	100.0
Cost of revenues	66.3	59.0	55.4

Gross profit	33.7	41.0	44.6
Selling, general and administrative expenses	24.0	21.2	21.1
Non-rental depreciation and amortization	4.9	4.5	4.0

Operating income	4.8	15.3	19.5
Other income, net	0.0	(0.1)	(0.1)
Interest expense, net	12.4	13.5	12.7

Income (loss) before income taxes	(7.6)	1.9	6.9
Income tax expense	(2.5)	.9	2.8

Net income (loss)	(5.1%)	1.0%	4.1%

        The Company's historical consolidated financial statements included herein cover the years ended December 31, 2001, 2000 and 1999. Comparisons of the Company's results are significantly impacted by the fact that the Company completed one, four and 19 acquisitions at different times during 2001, 2000 and 1999, respectively. The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition.

Year Ended December 31, 2001, Compared With the Year Ended December 31, 2000

        Revenues.    Total revenues declined slightly from $623,836 in 2000 to $610,748 in 2001. A $15,800 decline in rental revenues from 2000 to 2001 was partially offset by a $3,617 increase in rental equipment sales. Decreased demand in the general rental sector prompted the Company to discount rental rates and promote the sale of otherwise under-utilized fleet. Revenues in the Traffic Safety segment were flat between 2000 and 2001.

        Gross Profit.    Gross profit declined to $206,030 in 2001 from $255,902 in 2000. Gross margin decreased to 33.7% from 41.0% during these respective periods primarily due to the decline in rental rates, increased direct costs and the shift in revenue mix from the more profitable rental revenue to the less profitable sale of rental equipment. Also, as discussed above, the write-down of off-brand fleet negatively impacted the Company's operating expenses in 2001 by $3,183.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $146,886 in 2001 from $132,456 in 2000. A portion of this increase is attributable to the reserve for branch closures discussed in conjunction with the restructuring charge above. In addition, the Company incurred an increase in bad debt expense in connection with general economic conditions. The remainder of the increase is the result of the inclusion in 2001 of a full year of expenses related to businesses acquired in 2000. As a percentage of total revenues, selling, general and administrative expenses increased from 21.2% in 2000 to 24.0% in 2001.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization increased from $28,044 in 2000 to $29,750 in 2001. This increase was due primarily to the inclusion of a full year of depreciation and amortization expense related to the businesses acquired in 2000.

        Operating Income.    As a result of the performance described above, operating income declined from $95,402 in 2000 to $29,394 in 2001. Operating income approximated 4.8% of total revenues in 2001.

        Operating income within the Traffic Safety segment decreased by $2,794 due primarily to higher cost of revenues.

        Interest Expense, net.    Interest expense, net decreased from $84,182 in 2000 to $76,060 in 2001 due to the repayment during 2001 of approximately $102,000 in debt drawn on the Company's revolving credit line.

        Income Tax Expense (Benefit).    The Company incurred a ($15,520) income tax benefit in 2001 as compared to the $5,560 of expense recognized in 2000. The Company's effective tax rate decreased from 47.9% in 2000 to 33.4% in 2001.

Year Ended December 31, 2000, Compared With the Year Ended December 31, 1999

        Revenues.    Total revenues increased to $623,836 in 2000 from $473,194 in 1999. Rental revenues increased to $470,211 from $341,535 during these respective periods. The increases were primarily the result of the acquisition of additional businesses in 2000, as well as the inclusion in 2000 of a full year of revenue for the businesses acquired in 1999, coupled with strong industry demand resulting in same-store rental revenue growth of 15%. Revenues in the Traffic Safety segment increased $47,938 due to acquired businesses and generally strong demand for road construction projects.

        Gross Profit.    Gross profit increased to $255,902 in 2000 from $211,266 in 1999. Gross margin decreased to 41.0% from 44.6% during these respective periods. The decrease in gross margin was primarily the result of higher costs associated with the opening of 15 start-up locations during 2000 and the decline in rental rates in some markets.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $132,456 in 2000 from $100,060 in 1999. This increase was primarily the result of the inclusion in 2000 of a full year of expenses related to businesses acquired in 1999. As a percentage of total revenues, selling, general and administrative expenses remained a relatively constant 21.2% and 21.1% for 2000 and 1999, respectively.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization increased to $28,044 in 2000 from $18,861 in 1999. This increase was due primarily to the inclusion of a full year of depreciation and amortization expense related to the businesses acquired in 1999.

        Operating Income.    As a result of the performance described above, operating income increased to $95,402 in 2000 from $92,345 in 1999. Operating income represented 15.3% of total revenues in 2000. An increase in operating income for the Traffic Safety segment accounted for $2,620 of the increase in 2000 and is due to acquired companies.

        Interest Expense, net.    Interest expense, net increased to $84,182 in 2000 from $60,156 in 1999. This increase was due to higher average debt levels resulting from increased financing required for the

Company's 2000 and 1999 acquisitions, as well as an overall increase in interest rates on the Company's revolving line of credit.

        Income Tax Expense.    Income tax expense decreased to $5,560 in 2000 from $13,422 in 1999. The Company's effective tax rate increased to 47.9% in 2000 from 40.8% in 1999 due to the non-deductibility for income tax purposes of amortization of goodwill related to certain acquisitions, offset by the effect of lower state tax rates compared to the prior year.

Liquidity and Capital Resources

        The Company's primary capital requirements are for purchasing new rental equipment and for acquisitions. The Company purchases rental equipment throughout the year to replace equipment that has been sold, as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $23 million, $166 million and $197 million in 2001, 2000 and 1999, respectively. The Company's expenditures for rental fleet are expected to be approximately $35 million in 2002. The Company's principal existing sources of cash are 1) cash generated from operations and 2) borrowings available under its credit facility ($9 million as of April 8, 2002).

        For the years ended December 31, 2001, 2000 and 1999, the Company's net cash provided by operations was $102 million, $111 million and $72 million, respectively. The consistent cash flow from operations in 2001 and 2000 is the result of increased cash generated from accounts receivable in 2001 offset by the decrease in earnings as compared to the prior year and a decrease in accounts payable balance at the end of 2001 due to large purchases at the end of 2000 which did not recur in 2001. The increase in 2000 relative to 1999 is due primarily to higher earnings before depreciation and amortization. For the same three years, the Company's net cash used in investing activities was $94 million, $148 million and $469 million, respectively. Net cash used in investing activities consists primarily of expenditures for new acquisitions and purchases of rental equipment and other property, plant and equipment. The decreases in 2001 and 2000 are attributable to consistently declining fleet purchases as well as significantly lower acquisition expenditures as compared to 1999. Fleet purchases in 2001 were further offset by increased proceeds on the sale of rental equipment. Net cash (used in) provided by financing activities was $(7) million in 2001, $6 million in 2000 and $430 million in 1999. Net cash provided by financing activities consists primarily of borrowings, net of repayments, under the Company's credit facility. The decrease in 2001 is a result of repayment of approximately $102 million of borrowings under the Company's credit facility essentially offset by borrowings for the BESI acquisition. The decrease in 2000 was due primarily to reduced acquisition spending, offset by an increase in purchases of shares under the Company's stock repurchase program.

        The Company's credit facility provides for a $100 million term loan and a revolving credit facility up to a maximum of $550 million (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. As of December 31, 2001, $592 million was outstanding under the credit facility with $28 million of additional availability based on the Company's borrowing certificate. The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The agreements governing the credit facility also contain various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. The Company is currently in compliance with all covenants governing the credit facility. While the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the credit facility in the future, there can be no assurance that the Company will meet such financial ratios and tests.

        During 1997, the Company issued $100 million of Senior Subordinated Notes due 2004 (the "Series A Notes") at a discount netting proceeds of $99 million. During 1998, the Company completed its exchange of $100 million of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes.

        Also during 1998, the Company issued $125 million of Senior Subordinated Notes due 2004, Series C (the "Series C Notes") at a discount netting proceeds of $122 million. During 1999, the Company issued $50 million of additional Series C Notes, at a discount netting proceeds of $49 million. Later during 1999, the Company completed its exchange of $175 million of Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), which have been registered for public trading, for the Series C Notes.

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

        The Company believes that its credit facility, together with funds generated by operations and related activities, will provide the Company with sufficient liquidity and capital resources in the near term to finance its operations and pursue its business strategy. Over the long term, the Company will need to refinance its credit facility and its Series B Notes and Series D Notes since the Credit Facility becomes due and payable in July 2003 and its Series B Notes and Series D Notes become due and payable in November 2004. There can be no assurance that the Company will be able to raise the necessary capital on favorable terms, which could have a material effect on the Company's future financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," that supersede Accounting Principles Board ("APB"), Opinion No. 16, Business Combinations, and APB Opinion No. 17, Intangible Assets. The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2002, the Company will no longer amortize goodwill, but will, however, evaluate goodwill for impairment on an annual basis. For the years ended December 31, 2001, 2000 and 1999, goodwill amortization was $10 million, $10 million and $7.6 million, respectively. The Company is currently reviewing these statements to determine their effect on the Company's consolidated financial statements. Based upon preliminary calculations of fair value pursuant to SFAS No. 142, it appears that the Company will record a charge upon adoption of SFAS No. 142 in the range of $100 million to $200 million.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, Reporting the Result of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company plans to adopt this standard at the beginning of 2002 and is currently reviewing this statement to determine its effect on the Company's consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's credit facility provides the Company with a $100 million term loan and permits the Company to borrow up to an additional $550 million of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate or Eurodollar rate plus the applicable borrowing margin. At April 8, 2002, the Company had total borrowings under the revolving credit facility and the term loan of $594 million. Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $2 million.

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

Forward-Looking Statements

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
FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding the Company's directors and executive officers is set forth in the Company's 2002 Proxy Statement, under the captions "ELECTION OF DIRECTORS" and "MANAGEMENT." This information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information on the cash compensation of the executive officers, compensation available under employee benefit plans, employee benefit plans and compensation of directors is included in the Company's 2002 Proxy Statement under the caption "MANAGEMENT" and "EXECUTIVE COMPENSATION." This information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information about security ownership of certain beneficial owners and management appears in the Company's 2002 Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." This information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions can be found in the Company's 2002 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." This information is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
The Consolidated Financial Statements set forth on pages 17 through 38.

    Report of Independent Accountants

    Consolidated Financial Statements:

      Consolidated Balance Sheets, December 31, 2001 and 2000

      Consolidated Statements of Operations and Comprehensive Loss, for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows, for the years ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Stockholders' Equity, for the years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

  2.
  The Consolidated Financial Statement Schedule, set forth on page 39.

    Schedule II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2001, 2000 and 1999

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the corresponding notes.

  3.
  The exhibits listed in the Index to Exhibits set forth on pages 41 through 45.

(b)
Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2001.

    None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
    of National Equipment Services, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) (as restated) on page 16 present fairly, in all material respects, the financial position of National Equipment Services, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 16 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The consolidated financial statements for the years ended December 31, 2000 and 1999 have been restated as discussed in Note 3.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 15, 2002

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

(Amounts in thousands, except per share data)

	December 31,
	2001	2000
		(Restated)
Assets
Cash and cash equivalents	$4,221	$3,162
Trade accounts receivable, net of allowance for doubtful accounts of $6,251 and $5,484, respectively	116,434	134,517
Inventory, net (Note 6)	29,163	32,099
Rental equipment, net	604,230	614,426
Property and equipment, net (Note 7)	56,850	58,073
Intangible assets, net (Note 8)	359,054	365,819
Loan origination costs, net	10,548	9,109
Deferred income taxes, net	10,066	6,296
Prepaid expenses and other assets	11,765	15,122

Total assets	$1,202,331	$1,238,623

Liabilities
Cash overdraft	$8,311	$3,237
Trade accounts payable	20,777	38,867
Accrued interest	7,847	12,544
Deferred income taxes, net	35,662	47,413
Accrued expenses and other liabilities (Note 9)	64,091	27,115
Debt (Note 10)	869,015	870,811

Total liabilities	1,005,703	999,987

Senior redeemable convertible preferred stock	96,297	95,797
Commitments and contingencies (Notes 15 and 16)
Stockholders' equity
Common stock, $0.01 par value, 100,000 shares authorized, 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings	6,468	37,875
Stock subscriptions receivable	(102)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive loss	(11,101)	—

Total stockholders' equity	100,331	142,839

Total liabilities and stockholders' equity	$1,202,331	$1,238,623

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2001	2000	1999
		(Restated)	(Restated)
Revenues
Rental revenues	$454,411	$470,211	$341,535
New equipment sales	53,172	54,810	42,319
Rental equipment sales	30,685	27,068	29,143
Parts sales, service and other revenues	72,480	71,747	60,197

Total revenues	610,748	623,836	473,194

Cost of revenues
Rental equipment depreciation	106,574	91,546	64,870
Cost of new equipment sales	41,134	41,439	32,105
Cost of rental equipment sales	22,056	20,381	19,896
Other operating expenses	234,954	214,568	145,057

Total cost of revenues	404,718	367,934	261,928

Gross profit	206,030	255,902	211,266
Selling, general and administrative expenses	146,886	132,456	100,060
Non-rental depreciation and amortization	29,750	28,044	18,861

Operating income	29,394	95,402	92,345
Other income, net	(239)	(393)	(689)
Interest expense, net	76,060	84,182	60,156

(Loss) income before income taxes	(46,427)	11,613	32,878
Income tax (benefit) expense	(15,520)	5,560	13,422

Net (loss) income	$(30,907)	$6,053	$19,456

Net (loss) income	$(30,907)	$6,053	$19,456
Other comprehensive loss	(11,101)	—	—

Comprehensive (loss) income	$(42,008)	$6,053	$19,456

Basic (loss) earnings per common share	$(1.50)	$0.26	$0.82

Average number of common shares used in basic calculation	20,956	21,221	23,327

Diluted (loss) earnings per common share	$(1.50)	$0.19	$0.66

Average number of common shares used in diluted calculation	20,956	29,368	29,495

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2001	2000	1999
		(Restated)	(Restated)
Cash flows from operating activities
Net (loss) income	$(30,907)	$6,053	$19,456
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	139,973	122,534	83,959
Gain on sale of equipment	(9,673)	(9,754)	(9,868)
Deferred income taxes	(15,521)	5,932	15,736
Writedown of rental equipment	3,638	3,456	3,041
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	22,153	(21,102)	(24,253)
Inventory	7,639	5,859	(10,244)
Prepaid expenses and other assets	3,575	(4,004)	(8,971)
Trade accounts payable	(20,382)	(7,022)	5,397
Accrued expenses and other liabilities	1,759	9,079	(2,074)

Net cash flows provided by operating activities	102,254	111,031	72,179

Cash flows from investing activities
Acquisitions, net of cash received	(92,359)	(14,307)	(278,411)
Cash received in connection with business combination	—	18,000	—
Purchases of rental equipment	(22,727)	(165,685)	(196,801)
Proceeds from sale of rental equipment	30,685	27,068	29,143
Purchases of property and equipment	(12,046)	(14,963)	(24,448)
Proceeds from sale of property and equipment	2,013	2,244	1,800

Net cash flows used in investing activities	(94,434)	(147,643)	(468,717)

Cash flows from financing activities
Proceeds from long-term debt	157,001	106,000	528,058
Payments on long-term debt	(162,819)	(89,933)	(184,075)
Cash overdraft	3,350	3,237	—
Net proceeds from issuance of preferred stock	—	—	95,000
Net proceeds from sales of common stock	—	—	42
Repurchase of treasury stock	—	(12,836)	(6,226)
Payments of loan origination costs	(4,293)	(224)	(3,075)

Net cash flows (used in) provided by financing activities	(6,761)	6,244	429,724

Net increase (decrease) in cash and cash equivalents	1,059	(30,368)	33,186
Cash and cash equivalents at beginning of period	3,162	33,530	344

Cash and cash equivalents at end of period	$4,221	$3,162	$33,530

Supplemental cash flow information
Cash paid for interest	$77,085	$76,785	$54,295
Cash paid for income taxes	1,919	1,058	1,714

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands, except per share data)

	Common Stock										Accumulated Other Compre- hensive Loss
									Stock Subscrip- tions Receivable
	Common Stock		Class A Shares		Class B Shares		Additional Paid-In Capital	Retained Earnings		Treasury Stock		Total Stockholders' Equity
Balance at December 31, 1998	24,122	$241	—	$—	—	$—	$123,564	$13,163	$(102)	$—	$—	$136,866
Issuance of common stock	1	—	—	—	—	—	42	—	—	—	—	42
Accretion of preferred stock	—	—	—	—	—	—	—	(297)	—	—	—	(297)
Repurchase of treasury shares, 905 shares	—	—	—	—	—	—	—	—	—	(6,226)	—	(6,226)
Net income	—	—	—	—	—	—	—	19,456	—	—	—	19,456

Balance at December 31, 1999 (Restated)	24,123	241	—	—	—	—	123,606	32,322	(102)	(6,226)	—	149,841
Issuance of common stock	47	—	—	—	—	—	281	—	—	—	—	281
Accretion of preferred stock	—	—	—	—	—	—	—	(500)	—	—	—	(500)
Repurchase of treasury shares, 2,114 shares	—	—	—	—	—	—	—	—	—	(12,836)	—	(12,836)
Net income	—	—	—	—	—	—	—	6,053	—	—	—	6,053

Balance at December 31, 2000 (Restated)	24,170	241	—	—	—	—	123,887	37,875	(102)	(19,062)	—	142,839
Accretion of preferred stock	—	—	—	—	—	—	—	(500)	—	—	—	(500)
Net change in fair value of derivative instrument, net of tax	—	—	—	—	—	—	—	—	—	—	(11,101)	(11,101)
Net loss	—	—	—	—	—	—	—	(30,907)	—	—	—	(30,907)

Balance at December 31, 2001	24,170	$241	—	$—	—	$—	$123,887	$6,468	$(102)	$(19,062)	$(11,101)	$100,331

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands, except per share data)

1. Organization and Basis of Presentation

        National Equipment Services, Inc. (the "Company") is principally a holding company and was organized on June 4, 1996 (date of inception) under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired or formed since the date of inception. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States of America. The Company rents various types of equipment to a diverse customer base, including construction, automotive and other industrial users. The Company also sells new equipment and used equipment out of its rental fleet, related parts, and provides other services. The nature of the Company's business is such that short-term obligations are met typically by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

        The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

2. Significant Accounting Policies

  Cash and Cash Equivalents

        Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

  Trade Accounts Receivable

        Trade accounts receivable represents amounts due from customers on rental and service contracts and equipment sales.

  Inventory

        Inventory primarily consists of new and used equipment held for sale, supplies and spare parts held for sale and internal maintenance. Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method or the weighted average cost method.

  Rental Equipment

        Rental equipment is recorded at cost. Depreciation for rental equipment is computed using the straight-line method over five to fifteen year useful lives, with 0% to 20% salvage values. Accumulated depreciation on rental equipment was $239,786 and $174,332 at December 31, 2001 and 2000, respectively. When rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related net book value of the equipment are recognized in the period of disposal and reported as revenue from rental equipment sales and cost of rental equipment sales in the consolidated statements of operations and comprehensive loss.

        Ordinary repairs and maintenance costs are charged to operations as incurred.

  Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	30 years
Vehicles	3-5 years
Machinery and equipment	5-7 years
Computers, furniture and fixtures	3-7 years
Leasehold improvements	Over the term of the lease

        When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in the consolidated statements of operations and comprehensive loss as other income (loss).

        Ordinary repairs and maintenance costs are charged to operations as incurred.

  Intangible Assets

        Goodwill consists of the excess cost over acquired net assets which has been capitalized and is being amortized on a straight-line basis over fifteen to forty years. Non-compete agreements are recorded at cost and amortized on a straight-line basis over five years.

  Impairment of Long-Lived Assets

        The Company makes regular periodic assessments to determine if factors are present which indicate that an impairment of long-lived assets may exist. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," if factors indicate that an impairment may exist, the assessment of recoverability and measurement of impairment of identifiable intangibles is based on an undiscounted cash flow basis.

  Loan Origination Costs

        Loan origination costs primarily consist of $10,532 related to the First Union Credit Facility and $9,193 related to the Senior Subordinated Notes, all of which are stated at cost and amortized to interest expense using the effective interest rate method over the life of the related debt. Accumulated amortization related to loan origination costs aggregated $9,828 and $6,717 at December 31, 2001 and 2000, respectively.

  Income Taxes

        Provisions are made to record deferred income taxes in recognition of items reported differently for financial reporting purposes than for federal and state income tax purposes. The Company records deferred income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

  Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, inventory, trade accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The carrying value of the revolving credit facility loan and term loan approximates fair value as the interest rate is reset every thirty to ninety days to reflect current market rates. The Company's interest rate swap is recorded at fair value (Note 12). The fair value of the Senior Subordinated Notes was $233,750 and $160,875 based on the December 31, 2001 and 2000 monthly closing bids in the over-the-counter markets, respectively. It is not practical to estimate the fair value of the senior redeemable convertible preferred stock as the security is not actively traded and has numerous unique features as described in Note 11.

  Hedging Instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in income or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss are included in income in the periods in which income is affected by the hedged item. As of January 1, 2001, the adoption of these new standards did not have an impact on the consolidated financial statements.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable from construction and industrial customers. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and the Company's geographic dispersion. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral on trade accounts receivable. The Company maintains an allowance for doubtful accounts on its trade accounts receivable based upon expected collectibility.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates relate to useful lives and recoverability of long-lived assets, residual values of rental equipment and reserves and allowances for trade accounts receivable and inventory. Actual results could differ from those estimates.

  Revenue Recognition

        Revenues from equipment rentals are recognized ratably over the contract term and, for certain contracts, based upon actual work completed to date. Revenues from equipment and part sales are recognized at the point of delivery.

  Shipping and Handling Costs

        Shipping and handling costs are included in cost of revenues in the accompanying statements of operations and comprehensive loss.

  Reclassifications

        Certain reclassifications of prior year consolidated financial statement amounts have been made to conform to the current year presentation.

  Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," that supersede Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." These two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2002, the Company will no longer amortize goodwill, but will, however, evaluate goodwill for impairment on an annual basis. For the years ended December 31, 2001, 2000 and 1999, goodwill amortization was $10,124, $10,155 and $7,567, respectively. The Company is currently reviewing these statements to determine their effect on the Company's consolidated financial statements. Based upon preliminary calculations of fair value pursuant to SFAS No. 142, it appears that the Company will record a charge upon adoption of SFAS No. 142 in the range of $100,000 to $200,000.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, "Reporting the Result of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company plans to adopt this standard at the beginning of 2002 and is currently reviewing this statement to determine its effect on the Company's consolidated financial statements.

3. Revision of Prior Year Consolidated Financial Statements

        In 2001, the Company became aware that certain assets recorded on the 2001 and prior consolidated balance sheets were overstated. Following a comprehensive accounting investigation, the Company is, by means of this filing, revising its previously issued consolidated financial statements for the years ended

December 31, 2000 and 1999 to reflect write-downs of trade accounts receivable, inventory and rental equipment.

        The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated financial statements of operations and comprehensive loss for the years ended December 31, 2000 and 1999:

	2000			1999
	Previously Reported	Adjustments	Revised	Previously Reported	Adjustments	Revised
Total revenues	$623,836	$—	$623,836	$473,194	$—	$473,194
Cost of revenues	362,658	5,726	367,934	260,800	1,128	261,928
Other operating expenses	157,730	2,770	160,500	117,391	1,530	118,921

Operating income	103,448	(8,046)	95,402	95,003	(2,658)	92,345
Non-operating expenses	83,789	—	83,789	59,467	—	59,467

Income before income taxes	19,659	(8,046)	11,613	35,536	(2,658)	32,878
Income tax expense	8,650	(3,090)	5,560	14,443	(1,021)	13,422

Net income	$11,009	$(4,956)	$6,053	$21,093	$(1,637)	$19,456

Basic earnings per common share	$0.50	$(0.24)	$0.26	$0.89	$(0.07)	$0.82
Diluted earnings per common share	$0.36	$(0.17)	$0.19	$0.72	$(0.06)	$0.66

        Total assets as previously reported at December 31, 2000 and 1999 were reduced by $10,313 and $4,036, respectively, due to these revisions as follows:

	2000			1999
	Previously Reported	Adjustments	Revised	Previously Reported	Adjustments	Revised
Trade accounts receivable, net	$138,459	$(3,942)	$134,517	$113,136	$(1,530)	$111,606
Inventory, net	33,267	(1,168)	32,099	37,016	(53)	36,963
Rental equipment, net	616,212	(1,786)	614,426	559,762	(3,041)	556,721
All other assets	460,998	(3,417)	457,581	509,700	588	510,288

Total assets	$1,248,936	$(10,313)	$1,238,623	$1,219,614	$(4,036)	$1,215,578

Total liabilities	$1,003,707	$(3,720)	$999,987	$972,839	$(2,399)	$970,440

Senior redeemable convertible preferred stock	$95,797	$—	$95,797	$95,297	$—	$95,297

Total stockholders' equity	$149,432	$(6,593)	$142,839	$151,478	$(1,637)	$149,841

4. (Loss) Earnings Per Share

	2001	2000	1999
		(Restated)	(Restated)
Net (loss) income	$(30,907)	$6,053	$19,456
Less: Accretion on preferred stock	(500)	(500)	(297)

Basic (loss) income available to common stockholders	$(31,407)	$5,553	$19,159
Plus: Interest on the Shaughnessy 8% convertible junior subordinated promissory note (the "Convertible Note"), net of tax	—	—	348

Diluted (loss) income available to common stockholders	$(31,407)	$5,553	$19,507

Basic weighted average shares	20,956	21,221	23,327
Effect of dilutive securities
Unvested stock	—	455	715
Convertible Note	—	—	859
Convertible preferred stock	—	7,692	4,594

Diluted weighted average shares	20,956	29,368	29,495

Basic (loss) earnings per share	$(1.50)	$0.26	$0.82
Diluted (loss) earnings per share	$(1.50)	0.19	0.66

        The effect of dilutive securities in 2001 is omitted from the computation of dilutive earnings per share because inclusion would be anti-dilutive by reducing the loss per share.

5. Acquisitions

        In 2001, the Company purchased Brambles Equipment Services, Inc. ("BESI"), an equipment rental company based in Taylor, Michigan, for a total purchase price of $95,359. The purchase price was allocated as follows:

Rental equipment	$97,525
Property and equipment	7,443
Inventory	4,703
Intangibles and other assets	6,121
Accounts payable and accrued expenses	(12,433)
Integration reserve	(8,000)

$95,359

        The Company allocated $63,533 of negative goodwill to the long-lived assets. The Company is in the process of completing a valuation of certain property, intangibles, and goodwill; thus the allocation of the purchase price is subject to refinement.

        In 2000, the Company completed the acquisition of four companies with a total purchase price of $15,500. Effective April 1, 2000, the Company completed an exchange of certain assets and liabilities and all of the stock of its subsidiary, Safety Lights & Leasing, Inc., for certain assets and liabilities and all of the stock of Texoma, Inc., a rental equipment company, and approximately $18,000 in cash. This transaction was accounted for as a fair value transaction and no gain or loss was recognized.

        In 1999, the Company completed the acquisition of nineteen companies with a total purchase price of $284,000.

        These transactions have been accounted for by the purchase method of accounting and are included in the Company's results of operations from the closing date of each respective acquisition. The purchase prices were allocated based on the fair values of assets acquired and liabilities assumed.

        The following unaudited consolidated financial information represents the pro forma results of operations as if the 2001 and 2000 acquisitions had been completed on January 1, 2000, after giving effect to certain adjustments including increased depreciation of property and equipment, interest expense for acquisition debt and amortization of related intangibles. These pro forma results and (loss) earnings per share have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved had these acquisitions been completed as of January 1, 2000, nor are the results indicative of the Company's future results of operations.

	2001	2000
	(Unaudited)	(Unaudited)
Revenues	$778,548	$814,636
Operating income	43,194	116,802
Net (loss) income	(26,207)	15,353
Pro forma net (loss) earnings per share:
Basic	$(1.27)	$0.70
Diluted	(1.27)	0.51
Pro forma weighted average shares outstanding:
Basic	20,956	21,221
Diluted	20,956	29,368

6. Inventory

        Inventory, net consists of the following at December 31:

	2001	2000
		(Restated)
New equipment	$7,757	$11,812
Used equipment	4,512	4,801
Supplies	4,495	4,910
Parts	17,166	12,692

	33,930	34,215
Less: Reserves for excess and obsolete inventory	(4,767)	(2,116)

	$29,163	$32,099

7. Property and Equipment

        Property and equipment, net consists of the following at December 31:

	2001	2000
		(Restated)
Land	$3,628	$3,397
Buildings and improvements	13,545	10,658
Vehicles	42,380	40,330
Machinery and equipment	13,904	10,854
Computers, furniture and fixtures	16,209	12,306
Leasehold improvements	7,865	6,597

	97,531	84,142
Less: Accumulated depreciation	(40,681)	(26,069)

	$56,850	$58,073

        Property and equipment depreciation expense aggregated $17,923, $16,054 and $9,667 for the years ended December 31, 2001, 2000 and 1999, respectively.

8. Intangible Assets

        Intangible assets, net consists of the following at December 31:

	2001	2000
Goodwill	$386,583	$382,742
Non-compete agreements and other	10,094	8,873

	396,677	391,615
Less: Accumulated amortization	(37,623)	(25,796)

	$359,054	$365,819

        Amortization expense aggregated $11,827, $11,990 and $9,194 for the years ended December 31, 2001, 2000 and 1999, respectively.

9. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consists of the following at December 31:

	2001	2000
		(Restated)
Interest rate swap payable	$11,101	$—
Integration and restructuring reserve (Note 20)	9,700	—
Accrued compensation and benefits	15,036	7,208
Accrued inventory expenses	3,070	1,824
Accrued insurance reserves	5,988	5,098
Accrued property and sales taxes	5,085	4,856
Liabilities to former owners of acquired businesses	3,311	1,424
Other	10,800	6,705

	$64,091	$27,115

10. Debt and Liquidity

        Debt consists of the following at December 31:

	2001	2000
Revolving credit facility loan, interest at prime rate plus 1.75% or the eurodollar rate plus 3%, due July 17, 2003	$492,000	$497,000
Term loan, interest at prime rate plus 1.75% or the eurodollar rate plus 3%, due July 17, 2003	100,000	100,000
Senior Subordinated Notes, Series B and D, interest at 10% payable semi-annually on May 30 and November 30, due November 30, 2004	272,656	271,861
Capital lease obligations	4,359	1,950

	$869,015	$870,811

        During 1997, the Company entered into a credit facility agreement with First Union Commercial Corporation (as amended, the "Old Credit Facility"). The Old Credit Facility provided for a secured revolving line of credit of $140,000. During 1998, the Company entered into a new credit facility with First Union National Bank, as the agent, and certain other financial institutions (as amended, the "Credit Facility"). This provided for a secured credit facility, including a term loan of $100,000 and a revolving credit facility loan of $300,000. Proceeds from the Credit Facility were used to repay approximately $59,513 of indebted ness under the Company's Old Credit Facility. In conjunction with the extinguishment, the Company reported an extraordinary item of $1,424 ($0.06 per share), net of a tax benefit of $969 related to the write-off of unamortized loan costs associated with the Old Credit Facility. During 1999, the Company amended its Credit Facility to increase the available borrowings from $400,000 up to a maximum amount of $750,000. In 2001, the Company amended its Credit Facility to decrease the maximum available borrowings to $650,000. Based upon the available borrowing base at December 31, 2001, the Company had $27,706 available on the revolving credit facility loan. The Credit Facility is collateralized by substantially all of the Company's assets.

        The Company accretes the original issue discount of the Senior Subordinated Notes due 2004, Series B (the "Series B Notes") and the Senior Subordinated Notes due 2004, Series D (the "Series D Notes") over the term of the notes using the effective interest rate method.

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

        The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. In addition, the Company has pledged the stock of each of its subsidiaries as further security for the Company's obligations under the Credit Facility. The Company's weighted average interest rate was 8.9% in 2001, 8.9% in 2000 and 8.6% in 1999.

        The Credit Facility contains certain covenants that, among other things, require the Company to satisfy certain financial tests, relating to i) the ratio of senior debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), ii) minimum interest coverage ratio and iii) the ratio of funded debt to EBITDA. In addition, the Credit Facility and the indentures for the Series B Notes and the Series D Notes contain certain covenants that set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends. The Company is currently in compliance with all covenants of the Credit Facility and the indentures governing the Series B Notes and the Series D Notes, and while the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the Credit Facility in the future, it is possible that the Company may not meet such financial ratios and tests.

        The Company believes that the Credit Facility, together with funds generated by operations and related activities, will provide the Company with sufficient liquidity and capital resources in the near term to finance its operations and pursue its business strategy. Over the long term, the Company will need to refinance the Credit Facility and the Series B Notes and the Series D Notes. There can be no assurance that the Company will be able to raise the necessary capital on favorable terms, which could have a material effect on the Company's future financial condition and results of operations.

        During 1998, the Company issued a convertible note (the "Convertible Note") for $15,000 in connection with its acquisition of all of the issued and outstanding capital stock of Shaughnessy Crane Services, Inc. During 1999, the Company repaid the Convertible Note plus accrued interest of $937.

        The Company's debt, including capital lease obligations matures as follows:

2002	$1,944
2003	593,448
2004	273,398
2005	209
2006	16

$869,015

11. Senior Redeemable Convertible Preferred Stock

        During 1999, the Company issued 100 shares of Senior Redeemable Convertible Preferred Stock, Series A (the "Preferred Shares") for proceeds of approximately $100,000, less a 5% facility fee. Each Preferred Share is convertible at the option of the holder into a number of shares of the Company's Common Stock equal to $1,000 divided by the conversion price (the "Conversion Price") then in effect. The Conversion Price is $13, subject to adjustment based upon (i) certain issuances of Common Stock at a price per share below the then current Conversion Price and (ii) standard anti-dilution adjustments. Each Preferred Share is convertible at the option of the Company into a number of shares of Common Stock equal to $1,000 divided by the then current Conversion Price if at any time after one year from the issue date of the Preferred Shares the average closing market price of the Common Stock over a sixty consecutive trading day period equals or exceeds $20 per share. Each holder of Preferred Shares is entitled to vote with the Company's Common Stock on an as-if converted basis. The $5,000 facility fee is being accreted over the life of the Preferred Stock as a reduction of stockholders' equity.

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

        If a change of control occurs, the Company will within five business days thereafter offer to purchase from each holder of Preferred Shares all outstanding Preferred Shares then held by such holder at a purchase price equal to the greater of (i) the amount, if any, that each holder of Preferred Shares would be entitled to receive per share of Common Stock in connection with the change of control if such holder had converted its Preferred Shares and (ii) $20 in cash per share of Common Stock assuming such holder had converted its Preferred Shares. If a liquidation or winding-up of the Company (other than a change of control) occurs, no distribution will be made to the holders of shares of any class of junior stock (including Common Stock) unless, prior thereto, the holders of Preferred Shares have received an amount per Preferred Share equal to the greater of (i) $1,000 plus all declared and unpaid dividends and (ii) the proceeds in liquidation that the holders of Preferred Shares would have received in respect of all shares of Common Stock issuable to such holders upon conversion.

12. Financial Instruments

        Derivative financial instruments are used by the Company principally to reduce exposures to market risks resulting from fluctuations in interest rates by creating offsetting exposures. The Company is not a party to leveraged derivatives. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

        Effective April 18, 2001, the Company entered into an interest rate swap contract, which fixes the interest rate at 4.71% on $400,000 of variable rate debt through April 17, 2003. The Company uses the interest rate swap for hedging purposes. For the interest rate swap, the net amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense. Unrealized gains or losses on the interest rate swap contract are not recognized in income. Gains or losses on any contracts terminated early are deferred and amortized to income over the remaining average life of the terminated contract. During the year ended December 31, 2001, there was no ineffectiveness relating to the cash flow hedge.

13. Stock Option Plan

        During 1998, the Company established a plan in which options to purchase shares of Common Stock can be granted to directors, officers and key employees of the Company, and other individuals. Up to 4,461 shares of Common Stock may be issued under this plan. Granted options under the plan vest over five years from the grant date and expire ten years from the grant date. A summary of options activity for the years ended December 31, 2001, 2000 and 1999 is as follows:

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price per Share
Shares under Option:
December 31, 1998	909	$13.50	$13.50
Granted	1,095	8.81 to 13.50	9.85

December 31, 1999	2,004	8.81 to 13.50	11.78
Granted	593	2.25 to 6.00	5.97
Forfeited	(148)	6.00 to 13.50	12.11

December 31, 2000	2,449	2.25 to 13.50	10.35
Granted	593	1.79 to 2.90	2.56
Forfeited	(206)	2.90 to 13.50	9.28

December 31, 2001	2,836	$1.79 to $13.50	$8.80

        SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic value based method of accounting prescribed by APB No. 25. Entities electing to account for employee stock options or similar equity instruments under APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied. The Company has elected to account for its employee stock options under APB No. 25.

        Had compensation expense for the Company's stock based compensation plan been determined based on the fair value at the assumed grant date for awards under this plan consistent with the method of SFAS No. 123, the Company's net (loss) income and net (loss) earnings per share would have been as follows for the years ended December 31:

	2001	2000	1999
Net (loss) income	$(32,107)	$4,967	$19,139
Basic (loss) earnings per share	(1.56)	0.21	0.82
Diluted (loss) earnings per share	(1.56)	0.15	0.65

        The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options granted on the date of their grant using the Black-Scholes option pricing model at the following weighted average assumptions by grant year:

	2001	2000	1999
Risk-free interest rate	4.98%	6.00%	6.02%
Expected life	5 years	5 years	5 years
Expected volatility	76%	70%	33%
Expected dividend yield	0	0	0

        The weighted average fair value of options granted was $1.67, $3.90 and $3.83 in 2001, 2000 and 1999, respectively. The number of options exercisable was 532, 456 and 366 at December 31, 2001, 2000 and 1999, respectively.

14. Income Taxes

        The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	2001	2000 (Restated)	1999 (Restated)
Federal income taxes at 35%	$(16,249)	$4,065	$11,507
State income taxes, net of federal benefit	(953)	501	617
Goodwill	1,090	1,000	980
Other	592	(6)	318

	$(15,520)	$5,560	$13,422

        Income tax (benefit) expense was as follows:

	2001	2000 (Restated)	1999 (Restated)
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

Total current income tax expense	—	—	—

Deferred income tax (benefit) expense:
Federal	(13,999)	5,059	12,805
State	(1,521)	501	617

Total deferred income tax (benefit) expense	(15,520)	5,560	13,422

Total income tax (benefit) expense	($15,520)	$5,560	$13,422

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

        Deferred income taxes have been provided for the temporary differences between the financial statement and the income tax bases of the Company's assets and liabilities as follows:

	2001	2000 (Restated)
Trade accounts receivable and inventory	$7,323	$4,563
Non-compete agreements	1,754	1,415
Accrued expenses	3,346	1,293
Minimum tax credits	1,851	1,851
Net operating losses	93,506	69,087
Other	1,389	508

Deferred income tax asset	$109,169	$78,717

Goodwill	$(11,598)	$(8,473)
Depreciation	(122,198)	(111,160)
Other	(969)	(201)

Deferred income tax liability	$(134,765)	$(119,834)

        Realization of deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. The Company has not provided a valuation allowance for its deferred income tax assets as management believes it is more likely than not that the Company's deferred income tax assets will be realized through future taxable earnings. The net operating loss carryforward of approximately $243,137 expires principally in 2012 through 2021.

15. Lease Commitments

        The Company leases certain rental fleet equipment, facilities, office equipment and vehicles under operating leases, some of which contain renewal options. Future minimum rental commitments under operating leases consists of the following at December 31, 2001:

2002	$27,947
2003	20,923
2004	13,269
2005	7,216
2006	4,619
Thereafter	15,765

$89,739

        Rent expense was $25,682, $19,947 and $7,256 for the years ended December 31, 2001, 2000 and 1999, respectively.

16. Contingencies

        The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

17. Employee Benefit Plans

        The Company sponsors a profit sharing and 401(k) plan (the "Plan") in which employees over twenty-one years of age with greater than one-half year of service are eligible, as defined by the Plan. Under the Plan, the Company makes a discretionary contribution to a trust based on each eligible employee's base annual wages. In addition, eligible employees can defer up to 15% of their salary with a partially matching contribution by the Company of 50% of the first 5% of the employee contribution. The employer contributions vest over a five-year period. Contributions by the Company to the Plan were $4,068, $3,840 and $2,726 for the years ended December 31, 2001, 2000 and 1999, respectively.

18. Related Party Transactions

        Stock subscriptions receivable of $102 as of December 31, 2001 and 2000 represents notes due from officers of the Company related to purchases of Common Stock and is secured by the purchased shares. Interest on the notes accrues at 8.3% and is payable in full at maturity on January 6, 2007 or upon termination of employment.

        The Company incurred expenses of $3,015, $2,067 and $1,252 for rent under certain lease obligations to former owners, members of management and their affiliates during the years ended December 31, 2001, 2000 and 1999, respectively.

        During 2000, the Company acquired St. Clair Equipment Company for $2,300 from one of the Company's directors.

19. Segment Information

        All operations are managed on a branch basis. The Company has two reporting segments, Traffic Safety, and General Rental & Other. The Traffic Safety operations have different contractual, regulatory and capital requirements than the General Rental operations. The accounting policies for these segments are the same as those described in Note 2. Intersegment revenues are not material and the operating earnings of the segments do not include interest expense (income) or income tax expense (benefit). The Company has no single customer that represents greater than 10% of the Company's consolidated revenues. Identifiable assets are those used in the Company's operations in each segment.

        The following table presents the information for the reported segments for the years ending December 31:

	Traffic Safety	General Rental and Other	Consolidated
2001
Total revenues	$109,037	$501,711	$610,748
Operating earnings	9,748	19,649	29,394
Identifiable assets	111,656	1,090,675	1,202,331
Depreciation and amortization	13,426	122,898	136,324
Capital expenditures	5,014	29,759	34,773
2000
Total revenues	$108,462	$515,374	$623,836
Operating earnings	12,542	82,860	95,402
Identifiable assets	122,632	1,115,991	1,238,623
Depreciation and amortization	13,151	106,439	119,590
Capital expenditures	15,563	165,085	180,648
1999
Total revenues	$60,704	$412,490	$473,194
Operating earnings	10,531	81,814	92,345
Identifiable assets	142,449	1,073,129	1,215,578
Depreciation and amortization	7,030	76,701	83,731
Capital expenditures	13,745	207,504	221,249

20. 2001 Restructuring and Impairment Charges

        During the fourth quarter of 2001, the Company recorded a non-recurring pre-tax restructuring charge of $1,700 related to the acquisition of BESI. This charge consists primarily of a reserve for lease termination and severance costs. The Company also established a reserve of $8,000, which was recorded against goodwill, related to the closure of certain BESI locations in conjunction with the purchase accounting for the acquisition (Note 5). The restructuring reserve consists of the following as of December 31, 2001:

Lease termination and other facility closure costs	$5,059
Severance	4,641

$9,700

        In conjunction with the BESI acquisition and a review of current market demands for the Company's rental equipment, the Company evaluated the recoverability of its rental equipment in accordance with SFAS No. 121. The Company recorded an asset impairment charge of $3,183 during the fourth quarter of 2001 as an increase in depreciation expense. The carrying value of the related assets approximates $1,000 at December 31, 2001 and the Company expects to dispose of these assets in 2002.

22. Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2001 and 2000 is as follows:

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$138,782	$164,845	$163,640	$143,481	$610,748
Gross profit	49,188	61,912	62,351	32,579	206,030
Net loss as reported	(7,304)	(621)	(388)	(21,987)	—
Adjustments	(999)	(653)	1,045	—	—

Net (loss) income as restated	$(8,303)	$(1,274)	$657	$(21,987)	$(30,907)
Basic loss per common share as reported	$(0.36)	$(0.04)	$(0.02)	$(1.08)	$(1.50)
Adjustments	(0.04)	(0.03)	0.03	0.03	—

Basic (loss) earnings per common share as restated	$(0.40)	$(0.07)	$0.02	$(1.05)	$(1.50)
Diluted loss per common share as reported	$(0.36)	$(0.04)	$(0.02)	$(1.08)	$(1.50)
Adjustments	(0.04)	(0.03)	0.04	0.03	—

Diluted (loss) earnings per common share as restated	$(0.40)	$(0.07)	$0.02	$(1.05)	$(1.50)
	2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$134,298	$158,712	$167,513	$163,313	$623,836
Gross profit	53,335	67,965	72,605	61,997	255,902
Net income (loss) as reported	(1,821)	5,836	5,761	1,233	—
Adjustments	(936)	—	—	(4,020)	—

Net income (loss) as restated	$(2,757)	$5,836	$5,761	$(2,787)	$6,053
Basic earnings (loss) per common share as reported	$(0.09)	$0.27	$0.27	$0.05	$0.50
Adjustments	(0.04)	—	—	(0.20)	(0.24)

Basic earnings (loss) per common share as restated	$(0.13)	$0.27	$0.27	$(0.15)	$0.26
Diluted earnings (loss) per common share as reported	$(0.09)	$0.20	$0.20	$0.04	$0.36
Adjustments	(0.04)	—	—	(0.13)	(0.17)

Diluted earnings (loss) per common share as restated	$(0.13)	$0.20	$0.20	$(0.09)	$0.19

NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts and Reserves
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of year	(1) Charged to cost and expenses	(2) Charged to other accounts —describe*	Write-offs	Balance at end of year
2001:
Allowance for doubtful accounts	$5,484	$11,011	$—	$10,244	$6,251
Reserve for obsolete inventory	2,116	3,648	1,865	2,862	4,767
2000 (restated):
Allowance for doubtful accounts	5,425	5,791	161	5,893	5,484
Reserve for obsolete inventory	2,258	906	675	1,723	2,116
1999:
Allowance for doubtful accounts	2,590	2,866	398	429	5,425
Reserve for obsolete inventory	1,161	975	308	186	2,258

*
The amounts in Column C(2) are additions to the reserve related to the acquisition of one, four and nineteen businesses in 2001, 2000 and 1999, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Equipment Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Evanston, State of Illinois, on April 16, 2002.

NATIONAL EQUIPMENT SERVICES, INC.
By:	/s/ MICHAEL D. MILLIGAN Michael D. Milligan Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 16, 2002, by the following persons in the capacities indicated:

Signature	Capacity

/s/ KEVIN P. RODGERS Kevin P. Rodgers	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MICHAEL D. MILLIGAN Michael D. Milligan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ CARL D. THOMA Carl D. Thoma	Chairman of the Board
/s/ JOHN MOLNER John Molner	Director
/s/ JOHN L. GROVE John L. Grove	Director
/s/ RONALD ST. CLAIR Ronald St. Clair	Director
/s/ MARK HARRIS Mark Harris	Director

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Reference
3.1	Restated Certificate of Incorporation of the Company.	(1)
3.2	Restated By-laws of the Company.	(1)
4.1(i)	Indenture dated November 25, 1997, by and among the Company, the subsidiary guarantors named therein and Harris Savings and Trust Company, as trustee.	(2)
4.1(ii)	Supplemental Indenture dated April 1, 1998, by and among NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Albany Ladder Company, Inc. and Harris Savings and Trust Company, as trustee.	(2)
4.1(iii)	Supplemental Indenture dated July 23, 1998, by and among Falconite, Inc.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc. and Harris Savings and Trust Company, as trustee.	(2)
4.1(iv)	Supplemental Indenture dated as of April 9, 1999, by and between Barricade & Light Rental, Inc.; Mayer-Hammant Equipment, L.L.C.; Wellesley Crane Service Co., Inc. and Harris Savings and Trust Company, as trustee.	(7)
4.2	Forms of Series B 10% Senior Subordinated Notes (contained in Exhibit 4.1(i) as Exhibit A thereto).	(2)
4.3	Form of Subsidiary Guarantee relating to Series B Senior Subordinated Notes (contained in Exhibit 4.1[i] as Exhibit D thereto).	(2)
4.4	Registration Rights Agreement dated as of November 25, 1997, among the Company; Aerial Platforms, Inc.; NES Acquisition Corp.; BAT Acquisition Corp.; MST Enterprises, Inc. and the initial purchasers named therein.	(2)
4.5	Purchase Agreement dated as of November 20, 1997, among the Company; Aerial Platforms, Inc.; NES Acquisition Corp.; BAT Acquisition Corp.; MST Enterprises, Inc. and the initial purchasers named therein.	(2)
4.6
	Amended and Restated Credit Agreement dated as of August 6, 1999 and amended as of December 31, 2001 among National Equipment Services, Inc., as Borrower, and Certain Subsidiaries of the Borrower From Time to Time Party Hereto, as Guarantors, The Several Lenders from Time to Time Party Hereto and First Union National Bank, as Agent.
4.7	Pledge Agreement dated as of July 17, 1998, by and among the Company; NES Acquisition Corp.; BAT Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Albany Ladder Company, Inc.; Falconite, Inc.; Falconite Equipment, Inc.; M&M Properties, Inc.; Carl's Mid South Rent-All Center Incorporated; Falconite Rebuild Center, Inc.; Falconite Aviation, Inc.; McCurry & Falconite Equipment Co., Inc. and First Union National Bank, as Agent.	(2)

4.8	Security Agreement dated as of July 17, 1998, among the Company; NES Acquisition Corp.; BAT Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Albany Ladder Company, Inc.; Falconite, Inc.; Falconite Equipment, Inc.; M&M Properties, Inc.; Carl's Mid South Rent-All Center Incorporated; Falconite Rebuild Center, Inc.; Falconite Aviation, Inc.; McCurry & Falconite Equipment Co., Inc. and First Union National Bank, as Agent.	(2)
4.9	Junior Subordinated Convertible Promissory Note, dated September 17, 1998, in the principal amount of $15,000,000.	(3)
4.10(i)	Indenture dated December 11, 1998, by and among the Company, the Subsidiary Guarantors and Harris Savings and Trust Company, as trustee.	(4)
4.10(ii)	Supplemental indenture dated as of April 9, 1999, by and between Barricade & Light Rental, Inc.; Mayer-Hammant Equipment, L.L.C.; Wellesley Crane Service Co., Inc. and Harris Savings and Trust Company, as trustee.	(7)
4.11	Forms of Series C and Series D 10% Senior Subordinated Notes (contained in Exhibit 4.10 as Exhibit A thereto).	(4)
4.12	Form of Subsidiary Guarantee relating to Series C and Series D 10% Senior Subordinated Notes (contained in Exhibit 4.10 as Exhibit D thereto).	(4)
4.13	Registration Rights Agreement dated as of December 11, 1998, among the Company; Albany Ladder Company, Inc.; BAT Acquisition Corp.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane Service, Inc. and the initial purchasers named therein.	(4)
4.14	Purchase Agreement dated as of December 8, 1998, among the Company; Albany Ladder Company, Inc.; BAT Acquisition Corp.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane Service, Inc. and the initial purchasers named therein.	(4)
4.15	Registration Rights Agreement dated as of January 8, 1999, among the Company; Albany Ladder Company, Inc.; BAT Acquisition Corp.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane Service, Inc. and the initial purchasers named therein.	(4)

4.16	Purchase Agreement dated as of January 5, 1999, among the Company; Albany Ladder Company, Inc.; BAT Acquisition Corp.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane Service, Inc. and the initial purchasers named therein.	(4)
10.1	Purchase Agreement dated as of June 4, 1996, between the Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P.	(2)
10.2(i)	Stockholders Agreement dated as of June 4, 1996, by and between the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein.	(2)
10.2(ii)	Amendment No. 1 to Stockholders Agreement dated December 31, 1996, by and among the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein.	(2)
10.3(i)	Registration Agreement dated as of June 4, 1996, between the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein.	(2)
10.3(ii)	Amendment No. 1 to Registration Agreement dated as of December 31, 1996, by and among the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein.	(2)
10.3(iii)	Amendment No. 2 to Registration Agreement dated as of July 24, 1998, by and among the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and R & R Rentals, Inc.	(2)
10.3(iv)	Amendment No. 3 to Registration Agreement dated as of May 14, 1999, by and among National Equipment Services, Inc.; Golder, Thoma, Cressey, Rauner Fund IV, L.P.; The 1818 Fund III, L.P.; Co-Investment Partners, L.P.; Erie Indemnity Company; Erie Insurance Exchange; Aquila Limited Partnership; GTR Associates V, Corp., and certain Executives and other persons named therein.	(7)
10.4(i)	Senior Management Agreement dated as of June 4, 1996, between the Company and Kevin Rodgers.*	(2)
10.4(ii)	Amendment No. 1 to Senior Management Agreement dated December 31, 1996, between the Company and Kevin Rodgers.*	(2)
10.5(i)	Senior Management Agreement dated as of June 4, 1996, between the Company and Paul Ingersoll.*	(2)
10.5(ii)	Amendment No. 1 to Senior Management Agreement dated December 31, 1996, between the Company and Paul Ingersoll.*	(2)
10.6	Senior Management Agreement dated as of December 31, 1996, between the Company and Dennis O'Connor.*	(2)
10.7	Executive Stock Pledge Agreement dated as of June 4, 1996, between the Company and Kevin Rodgers.	(2)
10.8	Executive Stock Pledge Agreement dated as of June 4, 1996, between the Company and Paul Ingersoll.	(2)

10.9	Executive Stock Pledge Agreement dated as of December 31, 1996, between the Company and Dennis O'Connor.	(2)
10.10	Promissory Note dated as of January 6, 1997, by Kevin Rodgers in favor of the Company in the principal amount of $63,232.	(2)
10.11	Promissory Note dated as of January 6, 1997, by Paul Ingersoll in favor of the Company in the principal amount of $9,880.	(2)
10.12	Promissory Note dated as of January 6, 1997, by Dennis O'Connor in favor of the Company in the principal amount of $19,760.	(2)
10.13	Securities Transfer Agreement dated as of December 31, 1996, by and among the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P.; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Kevin Rodgers; Paul Ingersoll and Dennis O'Connor.	(2)
10.14	Stock Purchase Agreement dated as of April 1, 1998, by and among the Company; Falconite, Inc. and the stockholders of Falconite, Inc.	(2)
10.15	First Amendment and Restatement of the National Equipment Services, Inc. 1998 Long-Term Incentive Plan.
10.16	Form of Underwriting Agreement among the Company; Salomon Smith Barney; Smith Barney, Inc.; William Blair & Company, L.L.C.; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery Securities LLC.	(1)
10.17	Stock Purchase Agreement dated as of September 1, 1998, by and among the Company; Shaughnessy Crane Service, Inc. and the stockholders of Shaughnessy Crane Service, Inc.	(3)
10.18	Employment Letter Agreement dated September 10, 1998, by and between the Company and James W. O'Neil.	(5)
10.19	Stock Purchase Agreement dated April 27, 1999, by and among National Equipment Services, Inc.; The 1818 Fund III, L.P.; Co-Investment Partners, L.P.; Erie Indemnity Company; Erie Insurance Exchange and Aquila Limited Partnership.	(6)
10.20	Purchase Agreement dated July 31, 1999, by and among The Plank Companies, L.P.; The Plank Companies, Inc.; Plank Management, Inc.; Michael J. Plank and NES Shoring Acquisition, Inc.	(8)
10.21	Purchase Agreement, dated as of December 31, 2001, by and among National Equipment Services, Inc., a Delaware corporation, NES Equipment Rental, L.P., a Delaware limited partnership, NES Equipment Services Corporation, an Illinois corporation, Brambles Equipment Services Holding, Inc., a Delaware corporation, Brambles U.S.A., Inc. a Delaware corporation, and Brambles Canada Inc., an Ontario corporation.	(10)
10.22	Employment Letter Agreement dated November 1, 2001, by and between the Company and Stephen A. Shaughnessy.
10.23	Employment Letter Agreement dated December 26, 2001, by and between the Company and Michael D. Milligan.

11.1	Statement RE Computation of Per Share Earnings. Not required because the relevant computations can be determined clearly from the material contained in the financial statements included herein.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.

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
Incorporated by reference to the Company's Current Report on Form 8-K dated August 2, 1999
(File No. 001-14163).

(9)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 001-14163).

(10)
Incorporated by reference to the Company's Current Report on Form 8-K dated January 2, 2002 (File No. 001-14163).

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
NATIONAL EQUIPMENT SERVICES, INC. CONSOLIDATED BALANCE SHEETS December 31, 2001 and 2000 (Amounts in thousands, except per share data)
NATIONAL EQUIPMENT SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the Years Ended December 31, 2001, 2000 and 1999 (Amounts in thousands, except per share data)
NATIONAL EQUIPMENT SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2001, 2000 and 1999 (Amounts in thousands, except per share data)
NATIONAL EQUIPMENT SERVICES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2001, 2000 and 1999 (Amounts in thousands, except per share data)
NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts and Reserves (Amounts in thousands)
SIGNATURES
INDEX TO EXHIBITS