Form 10-Q/A
period 2001-03-31
NATIONAL EQUIPMENT SERVICES INC
filed 2002-05-13
CIK 1051381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-14163

National Equipment Services, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	36-4087016
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1603 Orrington Avenue, Suite 1600, Evanston, Illinois (Address of principal executive offices)	60201 (Zip code)

(847) 733-1000
(Registrant's telephone number, including area code)

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

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q/A
For the Quarter ended
March 31, 2001

INDEX

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000
Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURE
Index of Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2001 (Restated)	December 31, 2000 (Restated)
	(Unaudited)
Assets
Cash and cash equivalents	$2,430	$3,162
Accounts receivable, net of allowance for doubtful accounts of $6,557 and $5,484, respectively	118,506	134,517
Inventory, net	33,023	32,099
Rental equipment, net	587,282	614,426
Property and equipment, net	62,461	58,073
Intangible assets, net	364,101	365,819
Loan origination costs, net	8,398	9,109
Deferred income taxes	13,209	6,296
Prepaid expenses and other assets, net	15,130	15,122

Total assets	$1,204,540	$1,238,623

Liabilities
Book overdraft	$2,367	$3,237
Accounts payable	22,994	38,867
Accrued interest	17,119	12,544
Deferred income taxes, net	47,413	47,413
Accrued expenses and other liabilities	23,825	27,115
Debt	860,489	870,811

Total liabilities	974,207	999,987

Senior redeemable convertible preferred stock	95,922	95,797
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings	29,447	37,875
Stock subscriptions receivable	(102)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)

Total stockholders' equity	134,411	142,839

Total liabilities and stockholders' equity	$1,204,540	$1,238,623

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2001 (Restated)	2000 (Restated)
	(Unaudited)	(Unaudited)
Revenues
Rental revenues	$107,328	$99,521
New equipment sales	12,373	12,013
Rental equipment sales	7,104	6,948
Parts, service and other	11,977	15,816

Total revenues	$138,782	$134,298

Cost of revenues
Rental equipment depreciation	24,256	20,959
Cost of new equipment sales	9,255	8,957
Cost of rental equipment sales	4,912	4,449
Other operating expenses	51,171	46,598

Total cost of revenues	89,594	80,963

Gross profit	49,188	53,335
Selling, general and administrative expenses	36,410	31,696
Non-rental depreciation and amortization	7,009	6,846

Operating income	5,769	14,793
Other income, net	198	109
Interest expense, net	20,510	19,482

Loss before income taxes	(14,543)	(4,580)
Income tax benefit	(6,240)	(1,823)

Net loss	$(8,303)	$(2,757)

Basic loss per common share	$(0.40)	$(0.13)

Average number of common shares used in basic calculation	20,859	22,133

Diluted loss per common share	$(0.40)	$(0.13)

Average number of common shares used in diluted calculation	20,859	22,133

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2001 (Restated)	2000 (Restated)
Operating Activities:
Net loss	$(8,303)	$(2,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,990	27,805
Gain on sale of equipment	(2,272)	(2,469)
Deferred income taxes	(6,913)	(584)
Changes in operating assets and liabilities:
Accounts receivable	16,011	3,935
Inventory	(924)	(6,624)
Prepaid expenses and other assets	(3,707)	(1,700)
Accounts payable	(15,873)	(8,064)
Accrued expenses and other liabilities	1,285	3,277

Net cash provided by operating activities	11,294	12,819

Investing Activities:
Acquisitions, net of cash received	—	(10,006)
Purchases of rental equipment	(6,735)	(48,324)
Proceeds from sale of rental equipment	7,104	6,948
Purchases of property and equipment	(1,400)	(7,488)
Proceeds from sale of property and equipment	197	135

Net cash used in investing activities	(834)	(58,735)

Financing Activities:
Proceeds from long-term debt	26,000	47,000
Payments on long-term debt and capital leases	(36,322)	(21,081)
Book overdrafts	(870)	—
Repurchase of treasury stock	—	(9,599)
Payments of loan origination costs	—	(224)

Net cash (used in) provided by financing activities	(11,192)	16,096

Net decrease in cash and cash equivalents	(732)	(29,820)
Cash and cash equivalents at beginning of period	3,162	33,530

Cash and cash equivalents at end of period	$2,430	$3,710

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

3.    Revision of Prior Year Consolidated Financial Statements

        In the process of closing its books for 2001, the Company became aware that certain assets recorded on the 2000 and prior consolidated balance sheets were overstated. Following a comprehensive accounting investigation, the Company is, by means of this filing, revising its previously issued consolidated financial statements for the quarters ended March 31, 2001 and 2000 to reflect write-downs of receivables, inventory and rental equipment.

        The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statements of operations for the quarters ended March 31, 2001 and 2000:

	Previously Reported	2001 Adjustments	Revised	Previously Reported	2000 Adjustments	Revised
Total revenues	$138,782	$—	$138,782	$134,298	$—	$134,298
Cost of revenues	89,594	—	89,594	80,963	—	80,963
Other operating expenses	41,919	1,500	43,419	37,022	1,520	38,542

Operating income	7,269	(1,500)	5,769	16,313	(1,520)	14,793
Non-operating expenses	20,312	—	20,312	19,373	—	19,373

Loss before income taxes	(13,043)	(1,500)	(14,543)	(3,060)	(1,520)	(4,580)
Income tax benefit	(5,739)	(501)	(6,240)	(1,239)	(584)	(1,823)

Net loss	$(7,304)	$(999)	$(8,303)	$(1,821)	$(936)	$(2,757)
Basic loss per common share	$(0.36)	$(0.04)	$(0.40)	$(0.09)	$(0.04)	$(0.13)

Diluted loss per common share	$(0.36)	$(0.04)	$(0.40)	$(0.09)	$(0.04)	$(0.13)

        Total assets as previously reported at March 31, 2001 and 2000 were reduced by $11,312 and $5,110, respectively, due to these revisions as follows:

	Previously Reported	2001 Adjustments	Revised	Previously Reported	2000 Adjustments	Revised
Accounts receivable, net	$123,948	$(5,442)	$118,506	$110,363	$(2,692)	$107,671
Inventory, net	34,191	(1,168)	33,023	43,640	(53)	43,587
Rental equipment, net	593,779	(6,497)	587,282	582,679	(3,041)	579,638
All other assets	463,934	1,795	465,729	491,755	676	492,431

Total assets	$1,215,852	$(11,312)	$1,204,540	$1,228,437	$(5,110)	$1,223,327

Total liabilities	$977,927	$(3,720)	$974,207	$993,082	$(2,537)	$990,545

Senior redeemable convertible preferred stock	$95,922	$—	$95,922	$95,422	$—	$95,422

Total stockholders' equity	$142,003	$(7,592)	$134,411	$139,933	$(2,573)	$137,360

4.    Earnings per share

        The Company's earnings per share for the three months ended March 31, 2001 and 2000 are calculated as follows:

	2001 (Restated)	2000 (Restated)
Net loss	$(8,303)	$(2,757)
Less accretion on preferred stock	(125)	(125)

Net loss available to common stockholders	$(8,428)	$(2,882)
Basic weighted average shares	20,859	22,133
Effect of dilutive securities
Unvested stock	—	—
Convertible preferred stock	—	—

Diluted weighted average shares	20,859	22,133
Basic loss per share	$(0.40)	$(0.13)
Dilutive loss per share	$(0.40)	$(0.13)

        The effect of dilutive securities is omitted from the computation of earnings per share because inclusion would be anti-dilutive by reducing the loss per share.

5.    Inventory

        Inventory, net consists of the following, at:

	March 31, 2001 (Restated)	December 31, 2000 (Restated)
New equipment	$11,864	$11,812
Used equipment	5,212	4,801
Contractor supplies	4,743	4,910
Parts	13,611	12,692
Reserves for excess and obsolete inventory	(2,407)	(2,116)

	$33,023	$32,099

6.    Debt

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

        In the process of closing its books for 2001, the Company became aware that certain assets recorded on the 2000 and prior consolidated balance sheets were overstated. Following a comprehensive accounting investigation, the Company is, by means of this filing, revising its previously issued consolidated financial statements to reflect write-downs of receivables, inventory and rental equipment at two of its subsididaries. The impact of this restatement is disclosed in Note 3 to the Consolidated Financial Statements. All financial information presented herein reflects these revisions.

        The following table shows information derived from the Company's historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended March 31,
	2001 (Restated)	2000 (Restated)
Rental revenues	77.4%	74.1%
New equipment sales	8.9	8.9
Rental equipment sales	5.1	5.2
Parts, service and other	8.6	11.8

Total revenues	100.0	100.0
Cost of revenues	64.6	60.3

Gross margin	35.4	39.7
Selling, general and administrative expenses	26.2	23.6
Non-rental depreciation and amortization	5.0	5.1

Operating income	4.2	11.0
Other income, net	0.2	0.2
Interest expense, net	14.8	14.6

Income (loss) before income taxes	(10.4)	(3.4)
Income tax expense (benefit)	(4.5)	(1.4)

Net income (loss)	(5.9)%	(2.0)%

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $36,410 in 2001 from $31,696 in 2000. As a percentage of total revenues, selling, general and administrative expenses increased to 26.2% from 23.6%. This increase is primarily the result of additional investments in personnel and systems to support the Company's growth and increased bad debt expense due to the effect of softening economic conditions on our customers.

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

        Income Tax Rate.    The effective income tax rate increased to 42.9% in the first quarter of 2001 from 39.8% in the first quarter of 2000 due to non-deductible goodwill representing a greater percentage of pre-tax income in 2001.

Liquidity and Capital Resources

        The Company's primary capital requirements are for the purchasing of new rental equipment and for acquisitions of businesses. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $6,735 and $48,324 in the first three months of 2001 and 2000, respectively. The Company's expenditures for rental fleet are expected to be approximately $22,000 in 2001 compared to $165,000 in 2000. The Company expects to minimize capital expenditures until such time as the business environment improves.

        For the three months ended March 31, 2001 and 2000, the Company's net cash provided by operations was $11,294 and $12,819, respectively. The decrease in 2001 was due primarily to timing of payments for current liabilities offset in part by collections on outstanding accounts receivable. For the three months ended March 31, 2001 and 2000, the Company's net cash used in investing activities was $834 and $58,735, respectively. Net cash used in investing activities consists primarily of expenditures for new acquisitions of businesses and purchases of rental equipment and property and equipment. The decrease in 2001 was due primarily to reduced purchases of rental equipment and lower acquisition activity. For the three months ended March 31, 2001 and 2000, the Company's net cash provided by financing activities was ($11,192) and $16,096, respectively. Net cash provided by financing activities consists primarily of borrowings under the Company's credit facility and was lower in 2001 due to reduced rental fleet purchasing and the reduction of indebtedness under the Company's credit facility. The Company intends to continue to reduce the amount of its indebtedness under its credit facility.

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

General Economic Conditions, Inflation and Seasonality

        The Company's operating results may be adversely affected by 1) changes in general economic conditions, including changes in construction and industrial activity, or increases in interest rates, or 2) adverse weather conditions that may temporarily decrease construction and industrial activity in a particular geographic area. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had a material impact on the Company's results of operations and is not likely to in the foreseeable future.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        See Index of Exhibits on page 15. The Company did not file any Current Reports on Form 8-K for the quarterly period ended March 31, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2002.

NATIONAL EQUIPMENT SERVICES, INC.
By:	/s/ MICHAEL D. MILLIGAN Michael D. Milligan Chief Financial Officer
Form 10-Q: For the quarter ended March 31, 2001.

INDEX OF EXHIBITS

Exhibits Number	Description of Document
4.1	Notice of Revolving Commitment Reduction. (Previously filed with the original 10-Q relating to the Company's period ended March 31, 2001, which this Amendment No. 1 amends and restates.)
11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
INDEX OF EXHIBITS