Form 10-Q/A
period 2001-06-30
NATIONAL EQUIPMENT SERVICES INC
filed 2002-05-13
CIK 1051381

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    ☐ No

        There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of August 10, 2001.

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q/A
For the Quarter ended
June 30, 2001

INDEX

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Consolidated Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000
Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 (Unaudited)
Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)
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
SIGNATURE
Index of Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2001 (Restated)	December 31, 2000 (Restated)
	(Unaudited)
Assets
Cash and cash equivalents	$4,968	$3,162
Accounts receivable, net of allowance for doubtful accounts of $6,812 and $5,484, respectively	126,362	134,517
Inventory, net	33,486	32,099
Rental equipment, net	566,766	614,426
Property and equipment, net	62,523	58,073
Intangible assets, net	363,290	365,819
Loan origination costs, net	7,672	9,109
Deferred income taxes	11,849	6,296
Prepaid expenses and other assets, net	10,351	15,122

Total assets	$1,187,267	$1,238,623

Liabilities
Book overdraft	$1,440	$3,237
Accounts payable	31,649	38,867
Accrued interest	9,891	12,544
Deferred income taxes, net	47,413	47,413
Accrued expenses and other liabilities	28,380	27,115
Debt	840,357	870,811

Total liabilities	959,130	999,987

Senior redeemable convertible preferred stock	96,047	95,797
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings	28,048	37,875
Accumulated other comprehensive loss	(922)	—
Stock subscriptions receivable	(102)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)

Total stockholders' equity	132,090	142,839

Total liabilities and stockholders' equity	$1,187,267	$1,238,623

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001 (Restated)	2000	2001 (Restated)	2000 (Restated)
Revenues
Rental revenues	$118,985	$117,860	$226,313	$217,380
New equipment sales	15,894	13,882	28,267	25,895
Rental equipment sales	9,683	8,181	16,787	15,129
Parts, service and other	20,283	18,789	32,260	34,606

Total revenues	$164,845	$158,712	$303,627	$293,010

Cost of revenues
Rental equipment depreciation	24,150	22,990	48,406	43,949
Cost of new equipment sales	11,870	10,674	21,125	19,631
Cost of rental equipment sales	6,370	5,514	11,282	9,963
Other operating expenses	60,543	51,569	111,714	98,167

Total cost of revenues	102,933	90,747	192,527	171,710

Gross profit	61,912	67,965	111,100	121,300
Selling, general and administrative expenses	35,247	30,879	71,657	62,575
Non-rental depreciation and amortization	7,421	6,733	14,430	13,579

Operating income	19,244	30,353	25,013	45,146
Other income, net	166	85	364	194
Interest expense, net	19,327	20,630	39,837	40,112

Income (loss) before income taxes	83	9,808	(14,460)	5,228
Income tax expense (benefit)	1,357	3,972	(4,883)	2,149

Net income (loss)	$(1,274)	$5,836	$(9,577)	$3,079

Basic income (loss) per common share	$(0.07)	$0.27	$(0.47)	$0.13

Average number of common shares used in basic calculation	20,924	20,936	20,891	21,532

Diluted income (loss) per common share	$(0.07)	$0.20	$(0.47)	$0.10

Average number of common shares used in diluted calculation	20,924	29,115	20,891	29,744

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2001 (Restated)	2000 (Restated)
Operating Activities:
Net income (loss)	$(9,577)	$3,079
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,685	57,528
Gain on sale of equipment	(5,574)	(5,086)
Deferred income taxes	(5,553)	(584)
Changes in operating assets and liabilities:
Accounts receivable	8,155	(11,725)
Inventory	(4,288)	(5,058)
Prepaid expenses and other assets	(1,147)	(344)
Accounts payable	(7,218)	(2,546)
Accrued expenses and other liabilities	(2,310)	3,473

Net cash provided by operating activities	37,173	38,737

Investing Activities:
Acquisitions, net of cash received	—	(11,692)
Cash received in connection with business combination	—	18,000
Purchases of rental equipment	(13,839)	(120,188)
Proceeds from sale of rental equipment	16,787	15,129
Purchases of property and equipment	(6,202)	(10,462)
Proceeds from sale of property and equipment	535	754

Net cash used in investing activities	(2,719)	(108,459)

Financing Activities:
Proceeds from long-term debt	38,001	91,000
Payments on long-term debt and capital leases	(68,852)	(41,234)
Book overdrafts	(1,797)	—
Repurchase of treasury stock	—	(12,118)
Payments of loan origination costs	—	(224)

Net cash (used in) provided by financing activities	(32,648)	37,424

Net increase (decrease) in cash and cash equivalents	1,806	(32,298)
Cash and cash equivalents at beginning of period	3,162	33,530

Cash and cash equivalents at end of period	$4,968	$1,232

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

2.    Basis of presentation

        General—The accompanying unaudited financial statements as of and for the quarters ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2000 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters of the year are typically the most active quarters for the Company.

        Comprehensive Income—Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be disclosed in the financial statements for all periods presented became effective in 1999. The only item of other comprehensive income applicable to the Company is a change in the fair value of a derivative instrument, totaling $922 of expense during the period ending June 30, 2001.

        Recently Issued Accounting Standards—Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective as of January 1, 2001. Currently, the Company's only derivative is an interest rate swap used to hedge a portion of the Company's debt and is designated as a cash flow hedging instrument. The Company's objective for holding the derivative is to minimize interest rate risks and stabilize cash flows. The derivative is required to be recorded as an asset or liability on the consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Any ineffectiveness in the hedge will be recorded as an adjustment to earnings. As of June 30, 2001, the derivative liability totaled $922 on the consolidated balance sheet. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the three months ended June 30, 2001.

        Reclassifications—Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

3.    Revision of Prior Year Consolidated Financial Statements

        In the process of closing its books for 2001, the Company became aware that certain assets recorded on the 2000 and prior consolidated balance sheets were overstated. Following a comprehensive accounting investigation, the Company is, by means of this filing, revising its previously issued consolidated financial statements for the quarter ended June 30, 2001 to reflect write-downs of receivables, inventory and rental equipment.

        The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statements of operations for the quarter ended June 30, 2001:

	Previously Reported	2001 Adjustments	Revised
Total revenues	$164,845	$—	$164,845
Cost of revenues	102,933	—	102,933
Other operating expenses	41,687	981	42,668

Operating income	20,225	(981)	19,244
Non-operating expenses	19,161	—	19,161

Income before income taxes	1,064	(981)	83
Income tax expense	1,685	(328)	1,357

Net loss	$(621)	$(653)	$(1,274)
Basic loss per common share	$(0.04)	$(0.03)	$(0.07)

Diluted loss per common share	$(0.04)	$(0.03)	$(0.07)

        Total assets as previously reported at June 30, 2001 and 2000 were reduced by $11,965 and $5,110, respectively, due to these revisions as follows:

	Previously Reported	2001 Adjustments	Revised	Previously Reported	2000 Adjustments	Revised
Accounts receivable, net	$132,785	$(6,423)	$126,362	$126,895	$(2,692)	$124,203
Inventory, net	34,654	(1,168)	33,486	42,669	(53)	42,616
Rental equipment, net	573,263	(6,497)	566,766	629,979	(3,041)	626,938
All other assets	458,530	2,123	460,653	461,666	676	462,342

Total assets	$1,199,232	$(11,965)	$1,187,267	$1,261,209	$(5,110)	$1,256,099

Total liabilities	$962,850	$(3,720)	$959,130	$1,022,537	$(2,537)	$1,020,000

Senior redeemable convertible preferred stock	$96,047	$—	$96,047	$95,547	$—	$95,547

Total stockholders' equity	$140,335	$(8,245)	$132,090	$143,125	$(2,573)	$140,552

4.    Earnings per share

        The Company's earnings per share for the three and six months ended June 30, 2001 and 2000 are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001 (Restated)	2000	2001 (Restated)	2000 (Restated)
Net income (loss)	$(1,274)	$5,836	$(9,577)	$3,079
Less accretion on preferred stock	(125)	(125)	(250)	(250)

Net income (loss) available to common stockholders	$(1,399)	$5,711	$(9,827)	$2,829
Weighted average shares	21,151	21,423	21,151	22,052
Less unvested stock	(227)	(487)	(260)	(520)

Basic weighted average shares	20,924	20,936	20,891	21,532
Effect of dilutive securities
Unvested stock	—	487	—	520
Convertible preferred stock	—	7,692	—	7,692

Diluted weighted average shares	20,924	29,115	20,891	29,744
Basic income (loss) per share	$(0.07)	$0.27	$(0.47)	$0.13
Diluted income (loss) per share	$(0.07)	$0.20	$(0.47)	$0.10

        The effect of dilutive securities is omitted from the computation of earnings per share in 2001 because inclusion would be anti-dilutive by reducing the loss per share.

5.    Inventory

        Inventory, net consists of the following, at:

	June 30, 2001 (Restated)	December 31, 2000 (Restated)
New equipment	$11,583	$11,812
Used equipment	4,930	4,801
Contractor supplies	5,853	4,910
Parts	13,938	12,692
Reserves for excess and obsolete inventory	(2,818)	(2,116)

	$33,486	$32,099

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

        The Company's Credit Facility and indentures contain a number of covenants that, among other things, set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments and issuances of stock. In addition, the Company's

Credit Facility contains certain covenants that require the Company to maintain certain financial ratios. The Company is currently in compliance with all covenants of the Credit Facility and the indentures. While the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the Credit Facility and the indentures in the future, there can be no assurance that the Company will meet such financial ratios and tests.

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

        The following table shows information derived from the Company's historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001 (Restated)	2000	2001 (Restated)	2000 (Restated)
Rental revenues	72.2%	74.3%	74.6%	74.2%
New equipment sales	9.6	8.7	9.3	8.8
Rental equipment sales	5.9	5.2	5.5	5.2
Parts, service and other	12.3	11.8	10.6	11.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	62.4	57.2	63.5	58.6

Gross margin	37.6	42.8	36.5	41.4
Selling, general and administrative expenses	21.4	19.5	23.6	21.4
Non-rental depreciation and amortization	4.5	4.2	4.7	4.6

Operating income	11.7	19.1	8.2	15.4
Other income, net	0.0	0.0	0.1	0.0
Interest expense, net	11.7	12.9	13.1	13.7

Income (loss) before income taxes	0.0	6.2	(4.8)	1.7
Income tax expense (benefit)	0.8	2.5	(1.6)	0.7

Net income (loss)	(0.8)%	3.7%	(3.2)%	1.0%

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

        Gross Profit.    Gross profit decreased to $61,912 for the three months ended June 30, 2001 from $67,965 for the three months ended June 30, 2000 and to $111,100 for the six months ended June 30, 2001 from $121,300 for the six months ended June 30, 2000. Gross margins decreased to 37.6% from 42.8% and to 36.5% from 41.4% during these respective periods. The decreases in gross margins are primarily due to overall lower physical utilization rates of the rental fleet resulting from decreased activity among industrial customers primarily in the Central United States. In addition, the Company experienced an increase in the direct costs of equipment rental due to additional labor and infrastructure necessary to support the increased size of the rental fleet.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $35,247 for the three months ended June 30, 2001 from $30,879 for the three months ended June 30, 2000 and to $71,657 for the six months ended June 30, 2001 from $62,575 for the six months ended June 30, 2000. As a percentage of total revenues, selling, general and administrative expenses increased to 21.4% from 19.5% and to 23.6% from 21.4% during these respective periods. These increases are primarily the result of additional investments in personnel and systems to support the Company's growth and increased bad debt expense due to the effect of softening economic conditions on our customers.

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

        Interest Expense, Net.    Interest expense, net, decreased to $19,327 for the three months ended June 30, 2001 from $20,630 for the three months ended June 30, 2000 and to $39,837 for the six months ended June 30, 2001 from $40,112 for the six months ended June 30, 2000. These decreases were due primarily to lower interest rates on the Company's variable rate debt in the second quarter of 2001. In addition, the Company maintained a lower average debt level in the second quarter of 2001 compared with the second quarter of 2000.

        Income Tax Rate.    Due to permanent timing differences of non-deductible goodwill, income tax expense was higher than pre-tax income in the second quarter of 2001. The effective tax rate was 40.5% for the second quarter of 2000.

Liquidity and Capital Resources

        The Company's primary capital requirements are for the purchasing of new rental equipment. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $13,839 and $120,188 in the first six months of 2001 and 2000, respectively. The Company's expenditures for rental fleet are expected to be approximately $22,000 in 2001 compared to $165,000 in 2000. The Company expects to minimize capital expenditures until such time as the business environment improves.

        For the six months ended June 30, 2001 and 2000, the Company's net cash provided by operations was $37,173 and $38,737, respectively. The decrease in 2001 was due primarily to decreased net income and timing of payments for current liabilities offset in part by collections on outstanding accounts receivable. For the six months ended June 30, 2001 and 2000, the Company's net cash used in investing activities was $2,719 and $108,459, respectively. Net cash used for investing activities consists primarily of business acquisitions and purchases of rental equipment and property and equipment. The decrease in 2001 was due primarily to reduced purchases of rental equipment and lower acquisition activity. For the six months ended June 30, 2001 and 2000, the Company's net cash provided by financing activities was ($32,648) and $37,424, respectively. Net cash provided by financing activities consists primarily of borrowings under the Company's credit facility and was lower in 2001 due to reduced rental fleet purchasing and the reduction of indebtedness under the Company's credit facility. The Company intends to continue to reduce the amount of its indebtedness under its credit facility.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        See Index of Exhibits on page 16. The Company did not file any Current Reports on Form 8-K for the quarterly period ended June 30, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2002.

NATIONAL EQUIPMENT SERVICES, INC.
By:	/s/ MICHAEL D. MILLIGAN Michael D. Milligan Chief Financial Officer

Form 10-Q: For the quarter ended June 30, 2001.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
22.1	Certificate and Report of Inspector of Election. (Previously filed with the original 10-Q relating to the Company's period ended June 30, 2001, which this Amendment No. 1 amends and restates.)

QuickLinks

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