Form 10-Q/A
period 2001-09-30
NATIONAL EQUIPMENT SERVICES INC
filed 2002-05-13
CIK 1051381

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

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q/A
For the Quarter ended
September 30, 2001

INDEX

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements
Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000
Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (Unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)
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
SIGNATURE
Index of Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2001 (Restated)	December 31, 2000 (Restated)
	(Unaudited)
Assets
Cash and cash equivalents	$986	$3,162
Accounts receivable, net of allowance for doubtful accounts of $6,502 and $5,484, respectively	128,282	134,517
Inventory, net	32,702	32,099
Rental equipment, net	543,338	614,426
Property and equipment, net	58,818	58,073
Intangible assets, net	360,361	365,819
Loan origination costs, net	6,967	9,109
Deferred income taxes	10,416	6,296
Prepaid expenses and other assets, net	12,285	15,122

Total assets	$1,154,155	$1,238,623

Liabilities
Book overdraft	$5,667	$3,237
Accounts payable	21,905	38,867
Accrued interest	15,725	12,544
Deferred income taxes, net	47,413	47,413
Accrued expenses and other liabilities	41,767	27,115
Debt	802,755	870,811

Total liabilities	935,232	999,987

Senior redeemable convertible preferred stock	96,172	95,797
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings	28,580	37,875
Accumulated other comprehensive loss	(10,793)	—
Stock subscriptions receivable	(102)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)

Total stockholders' equity	122,751	142,839

Total liabilities and stockholders' equity	$1,154,155	$1,238,623

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001 (Restated)	2000	2001 (Restated)	2000 (Restated)
Revenues
Rental revenues	$121,674	$127,630	$347,987	$345,011
New equipment sales	13,669	13,976	41,936	39,871
Rental equipment sales	6,469	5,585	23,255	20,714
Parts, service and other	21,828	20,322	54,089	54,927

Total revenues	$163,640	$167,513	$467,267	$460,523

Cost of revenues
Rental equipment depreciation	23,662	23,923	72,068	67,872
Cost of new equipment sales	9,865	10,127	30,990	29,758
Cost of rental equipment sales	5,287	3,505	16,569	13,468
Other operating expenses	62,475	57,353	174,189	155,520

Total cost of revenues	101,289	94,908	293,816	266,618

Gross profit	62,351	72,605	173,451	193,905
Selling, general and administrative expenses	35,552	33,340	107,209	95,915
Non-rental depreciation and amortization	7,296	6,985	21,726	20,564

Operating income	19,503	32,280	44,516	77,426
Other income, net	265	86	629	280
Interest expense, net	17,955	21,628	57,792	61,740

Income (loss) before income taxes	1,813	10,738	(12,647)	15,966
Income tax expense (benefit)	1,156	4,977	(3,727)	7,126

Net income (loss)	$657	$5,761	$(8,920)	$8,840
Basic income (loss) per common share	$0.02	$0.27	$(0.44)	$0.40

Average number of common shares used in basic calculation	20,989	20,696	20,924	21,251

Diluted income (loss) per common share	$0.02	$0.20	$(0.44)	$0.29

Average number of common shares used in diluted calculation	28,843	28,811	20,924	29,430

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2001 (Restated)	2000 (Restated)
Operating Activities:
Net income (loss)	$(8,920)	$8,840
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	96,545	88,436
Gain on sale of equipment	(6,878)	(7,162)
Deferred income taxes	(4,120)	(584)
Changes in operating assets and liabilities:
Accounts receivable	6,235	(22,237)
Inventory	(603)	(1,748)
Prepaid expenses and other assets	(8,273)	(2,932)
Accounts payable	(16,962)	(7,114)
Accrued expenses and other liabilities	7,040	19,523

Net cash provided by operating activities	64,064	75,022

Investing Activities:
Acquisitions, net of cash received	—	(14,427)
Cash received in connection with business combination	—	18,000
Purchases of rental equipment	(17,418)	(157,676)
Proceeds from sale of rental equipment	23,255	20,714
Purchases of property and equipment	(6,860)	(16,699)
Proceeds from sale of property and equipment	1,004	1,787

Net cash used in investing activities	(19)	(148,301)

Financing Activities:
Proceeds from long-term debt	41,001	100,000
Payments on long-term debt and capital leases	(109,652)	(41,472)
Book overdrafts	2,430	—
Repurchase of treasury stock	—	(12,836)
Payments of loan origination costs	—	324

Net cash (used in) provided by financing activities	(66,221)	46,016

Net decrease in cash and cash equivalents	(2,176)	(27,263)
Cash and cash equivalents at beginning of period	3,162	33,530

Cash and cash equivalents at end of period	$986	$6,267

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

2.    Basis of presentation

        General—The accompanying unaudited financial statements as of and for the quarters ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2000 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters of the year are typically the most active quarters for the Company.

        Derivative Instrument—Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective as of January 1, 2001. Currently, the Company's only derivative is an interest rate swap used to hedge a portion of the Company's debt and is designated as a cash flow hedging instrument. The Company's objective for holding the derivative is to minimize interest rate risks and stabilize cash flows. The derivative is required to be recorded as an asset or liability on the consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Any ineffectiveness in the hedge will be recorded as an adjustment to earnings. As of September 30, 2001, the derivative liability totaled $10,793 and was recorded as an accrued liability on the consolidated balance sheet.

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

        Recently Issued Accounting Standards—In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" that supersede Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2002, the Company will no longer amortize goodwill, but will, however, evaluate goodwill for impairment annually. The Company is currently reviewing these statements to determine their effect on the Company's financial statements. However, the fair value of the Company's debt and equity at September 30, 2001 is significantly below the book value of the Company's assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends FASB No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

        Reclassifications—Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

3.    Revision of Prior Year Consolidated Financial Statements

        In the process of closing its books for 2001, the Company became aware that certain assets recorded on the 2000 and prior consolidated balance sheets were overstated. Following a comprehensive accounting investigation, the Company is, by means of this filing, revising its previously issued consolidated financial statements for the quarter ended September 30, 2001 to reflect write-downs of receivables, inventory and rental equipment.

        The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statements of operations for the quarter ended September 30, 2001:

	Previously Reported	2001 Adjustments	Revised
Total revenues	$163,640	$—	$163,640
Cost of revenues	101,289	—	101,289
Other operating expenses	44,417	(1,569)	42,848

Operating income	17,934	1,569	19,503
Non-operating expenses	17,690	—	17,690

Income before income taxes	244	1,569	1,813
Income tax expense	632	524	1,156

Net (loss) income	$(388)	$1,045	$657
Basic (loss) earnings per common share	$(0.02)	$0.04	$0.02

Diluted (loss) earnings per common share	$(0.02)	$0.04	$0.02

        Total assets as previously reported at September 30, 2001 and 2000 were reduced by $10,920 and $5,110, respectively, due to these revisions as follows:

	Previously Reported	2001 Adjustments	Revised	Previously Reported	2000 Adjustments	Revised
Accounts receivable, net	$133,136	$(4,854)	$128,282	$138,120	$(2,692)	$135,428
Inventory, net	33,870	(1,168)	32,702	39,759	(53)	39,706
Rental equipment, net	549,835	(6,497)	543,338	640,665	(3,041)	637,624
All other assets	448,234	1,599	449,833	468,061	676	468,737

Total assets	$1,165,075	$(10,920)	$1,154,155	$1,286,605	$(5,110)	$1,281,495

Total liabilities	$938,952	$(3,720)	$935,232	$1,042,890	$(2,537)	$1,040,353

Senior redeemable convertible preferred stock	$96,172	$—	$96,172	$95,672	$—	$95,672

Total stockholders' equity	$129,951	$(7,200)	$122,751	$148,043	$(2,573)	$145,470

4.    Earnings per share

        The Company's earnings per share for the three and nine months ended September 30, 2001 and 2000 are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001 (Restated)	2000	2001 (Restated)	2000 (Restated)
Net income (loss)	$657	$5,761	$(8,920)	$8,840
Less accretion on preferred stock	(125)	(125)	(375)	(375)

Net income (loss) available to common stockholders	$532	$5,636	$(9,295)	$8,465
Weighted average shares	21,151	21,119	21,151	21,738
Less unvested stock	(162)	(423)	(227)	(487)

Basic weighted average shares	20,989	20,696	20,924	21,251
Effect of dilutive securities
Unvested stock	162	423	—	487
Convertible preferred stock	7,692	7,692	—	7,692

Diluted weighted average shares	28,843	28,811	20,924	29,430
Basic income (loss) per share	$0.02	$0.27	$(0.44)	$0.40
Diluted income (loss) per share	$0.02	$0.20	$(0.44)	$0.29

        The effect of dilutive securities is omitted from the computation of earnings per share for the nine months ended September 30, 2001 because inclusion would be anti-dilutive by reducing the loss per share.

5.    Inventory

        Inventory, net consists of the following, at:

	September 30, 2001 (Restated)	December 31, 2000 (Restated)
New equipment	$10,395	$11,812
Used equipment	5,478	4,801
Contractor supplies	4,928	4,910
Parts	14,641	12,692
Reserves for excess and obsolete inventory	(2,740)	(2,116)

	$32,702	$32,099

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

        The following table shows information derived from the Company's historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001 (Restated)	2000	2001 (Restated)	2000 (Restated)
Rental revenues	74.4%	76.2%	74.4%	74.9%
New equipment sales	8.4	8.3	9.0	8.7
Rental equipment sales	3.9	3.3	5.0	4.5
Parts, service and other	13.3	12.2	11.6	11.9

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	61.9	56.7	63.0	57.9

Gross margin	38.1	43.3	37.0	42.1
Selling, general and administrative expenses	21.7	19.9	22.9	20.8
Non-rental depreciation and amortization	4.4	4.2	4.6	4.5

Operating income	12.0	19.2	9.5	16.8
Other income, net	0.2	0.1	0.1	0.1
Interest expense, net	11.0	12.9	12.3	13.4

Income (loss) before income taxes	1.2	6.4	(2.7)	3.5
Income tax expense (benefit)	0.7	3.0	(0.8)	1.5

Net income (loss)	0.5%	3.4%	(1.9)%	2.0%

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2001, and 2000

        Revenues.    Total revenues decreased to $163,640 for the three months ended September 30, 2001 from $167,513 for the three months ended September 30, 2000 and increased to $467,267 for the nine months ended September 30, 2001 from $460,523 for the nine months ended September 30, 2000. Rental revenues decreased to $121,674 for the three months ended September 30, 2001 from $127,630 for the three months ended September 30, 2000 and increased to $347,987 for the nine months ended September 30, 2001 from $345,011 for the nine months ended September 30, 2000. The decrease in rental revenue in the third quarter was primarily the result of a decrease in the physical utilization rate of the Company's equipment, particularly in the Central United States. New equipment sales for the third quarter decreased 2.2% from $13,976 in 2000 to $13,669 in 2001 and increased 5.2% from $39,871 to $41,936 for the nine months ended September 30, 2000 and September 30, 2001 respectively. Rental fleet equipment sales for the third quarter increased 15.8% from $5,585 in 2000 to $6,469 in 2001 and increased 12.3% from $20,714 for the period ended September 30, 2000 to $23,255 for the period ended September 30, 2001, as the Company increased the sale of underperforming assets through its continuous management of the rental equipment fleet.

        Gross Profit.    Gross profit decreased to $62,351 for the three months ended September 30, 2001 from $72,605 for the three months ended September 30, 2000 and to $173,451 for the nine months ended September 30, 2001 from $193,905 for the nine months ended September 30, 2000. Gross margins decreased to 38.1% from 43.3% and to 37.0% from 42.1% during these respective periods. The decreases in gross margins are primarily due to overall lower physical utilization rates of the rental fleet resulting from decreased activity among industrial customers, primarily in the Central United States. In addition, the Company experienced a decrease in rental fleet sales margin, in response to a general softening in the market for used equipment.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $35,552 for the three months ended September 30, 2001 from $33,340 for the three months ended September 30, 2000 and to $107,209 for the nine months ended September 30, 2001 from $95,915 for the nine months ended September 30, 2000. As a percentage of total revenues, selling, general and administrative expenses increased to 21.7% from 19.9% and to 22.9% from 20.8% during these respective periods. These increases are primarily the result of additional investments in management and systems infrastructure necessary to support the Company and increased bad debt expense due to the effect of softening economic conditions on our customers.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization increased to $7,296 for the three months ended September 30, 2001 from $6,985 for the three months ended September 30, 2000 and to $21,726 for the nine months ended September 30, 2001 from $20,564 for the nine months ended September 30, 2000. These increases were due primarily to additions of non-fleet capital items such as vehicles and shop equipment.

        Interest Expense, Net.    Interest expense, net, decreased to $17,955 for the three months ended September 30, 2001 from $21,628 for the three months ended September 30, 2000 and to $57,792 for the nine months ended September 30, 2001 from $61,740 for the nine months ended September 30, 2000. These decreases were due primarily to lower interest rates on the Company's variable rate debt in the third quarter of 2001. In addition, the Company maintained a lower average debt level in the third quarter of 2001 compared with the third quarter of 2000.

        Income Tax Rate.    Due to permanent differences between book and tax treatment of non-deductible goodwill, income tax expense was higher than pre-tax income in the third quarter of 2001. The effective tax rate was 46.3% for the third quarter of 2000.

Liquidity and Capital Resources

        The Company's primary capital requirements are for the purchasing of new rental equipment. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $17,418 and $157,676 in the first nine months of 2001 and 2000, respectively. The Company's expenditures for rental fleet are expected to be approximately $25,000 in 2001 compared to $165,000 in 2000. The Company expects to minimize capital expenditures until such time as the business environment improves.

        For the nine months ended September 30, 2001 and 2000, the Company's net cash provided by operations was $64,064 and $75,022, respectively. The decrease in 2001 was due primarily to decreased net income and timing of payments for accounts payable and other current liabilities, offset by collections on outstanding accounts receivable. For the nine months ended September 30, 2001 and 2000, the Company's net cash used in investing activities was $19 and $148,301, respectively. Net cash used for investing activities consists primarily of business acquisitions and purchases of rental equipment and property and equipment. The decrease in 2001 was due primarily to reduced purchases of rental equipment and lower acquisition activity. For the nine months ended September 30, 2001 and 2000, the Company's net cash provided by financing activities was ($66,221) and $46,016, respectively. Net cash provided by financing activities consists primarily of borrowings under the Company's credit facility and was lower in 2001 due to reduced rental fleet purchasing and the reduction of indebtedness under the Company's credit facility. The Company intends to continue to reduce the amount of its indebtedness under its credit facility.

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

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" that supersede Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2002, the Company will no longer amortize goodwill, but will, however, evaluate goodwill for impairment annually. The Company is currently reviewing these statements to determine their effect on the Company's financial statements. However, the fair value of the Company's debt and equity at September 30, 2001 is significantly below the book value of the Company's assets.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends FASB No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

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