Form 10-Q
period 2002-03-31
NATIONAL EQUIPMENT SERVICES INC
filed 2002-05-15
CIK 1051381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-14163

National Equipment Services, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	36-4087016 (I.R.S. Employer Identification No.)

1603 Orrington Avenue, Suite 1600
Evanston, Illinois 60201
(Address of principal executive offices)]
(Zip code)

(847) 733-1000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of May 7, 2002.

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$307	$4,221
Accounts receivable, net of allowance for doubtful accounts of $6,654 and $6,251, respectively	127,387	116,434
Inventory, net	30,040	29,163
Rental equipment, net	581,249	604,230
Property and equipment, net	56,966	56,850
Intangible assets, net	358,732	359,054
Loan origination costs, net	9,894	10,548
Deferred income taxes	10,066	10,066
Prepaid expenses and other assets, net	21,665	11,765

Total assets	$1,196,306	$1,202,331

Liabilities
Book overdraft	$4,942	$8,311
Accounts payable	16,457	20,777
Accrued interest	15,152	7,847
Deferred income taxes, net	35,662	35,662
Accrued expenses and other liabilities	64,558	64,091
Debt	868,957	869,015

Total liabilities	1,005,728	1,005,703

Senior redeemable convertible preferred stock	96,422	96,297
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings (accumulated deficit)	(3,397)	6,468
Stock subscriptions receivable	(80)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive loss	(7,433)	(11,101)

Total stockholders' equity	94,156	100,331

Total liabilities and stockholders' equity	$1,196,306	$1,202,331

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2002	2001
Revenues
Rental revenues	$114,457	$107,328
New equipment sales	11,324	12,373
Rental equipment sales	7,765	7,104
Parts, service and other	16,838	11,977

Total revenues	$150,384	$138,782

Cost of revenues
Rental equipment depreciation	29,206	26,013
Cost of new equipment sales	8,748	9,255
Cost of rental equipment sales	5,164	4,912
Other operating expenses	63,328	51,171

Total cost of revenues	106,446	91,351

Gross profit	43,938	47,431
Selling, general and administrative expenses	39,498	36,410
Non-rental depreciation and amortization	2,902	5,252

Operating income	1,538	5,769
Other income, net	463	198
Interest expense, net	18,509	20,510

Loss before income taxes	(16,508)	(14,543)
Income tax benefit	(6,768)	(6,240)

Net loss	$(9,740)	$(8,303)

Other comprehensive income	3,668	—

Comprehensive loss	$(6,072)	$(8,303)

Basic loss per common share	$(0.47)	$(0.40)

Average number of common shares used in basic calculation	21,119	20,859

Diluted loss per common share	$(0.47)	$(0.40)

Average number of common shares used in diluted calculation	21,119	20,859

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2002	2001
Operating Activities:
Net loss	$(9,740)	$(8,303)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,962	32,188
Gain on sale of equipment	(2,682)	(2,272)
Deferred income taxes	—	(6,913)
Changes in operating assets and liabilities:
Accounts receivable	(10,953)	16,011
Inventory	(877)	(924)
Prepaid expenses and other assets	(9,900)	(3,707)
Accounts payable	(4,320)	(15,873)
Accrued expenses and other liabilities	11,439	1,285

Net cash provided by operating activities	5,929	11,492

Investing Activities:
Purchases of rental equipment	(13,068)	(6,735)
Proceeds from sale of rental equipment	7,765	7,104
Purchases of property and equipment	(1,353)	(1,400)
Proceeds from sale of property and equipment	416	197

Net cash used in investing activities	(6,240)	(834)

Financing Activities:
Proceeds from long-term debt	27,000	26,000
Payments on long-term debt and capital leases	(27,256)	(36,520)
Book overdrafts	(3,369)	(870)
Proceeds from stock subscriptions receivable	22	—

Net cash used in financing activities	(3,603)	(11,390)

Net decrease in cash and cash equivalents	(3,914)	(732)
Cash and cash equivalents at beginning of period	4,221	3,162

Cash and cash equivalents at end of period	$307	$2,430

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

2.    Basis of presentation

        General—The accompanying unaudited financial statements as of and for the quarters ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2001 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. Due to the seasonality which impacts a significant portion of the Company's locations, the second and third quarters are typically the most active quarters for the Company.

        Derivative Instrument—Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective as of January 1, 2001. Currently, the Company's only derivative is an interest rate swap used to hedge a portion of the Company's debt and is designated as a cash flow hedging instrument. The Company's objective for holding the derivative is to minimize interest rate risks and stabilize cash flows. The derivative is required to be recorded as an asset or liability on the consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Any ineffectiveness in the hedge will be recorded as an adjustment to earnings. As of March 31, 2002, the derivative liability totaled $7,433 and was recorded as an accrued liability on the consolidated balance sheet.

        Comprehensive Income—Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be disclosed in the financial statements for all periods presented became effective in 1999. The only item of other comprehensive income applicable to the Company is a change in the fair value of a derivative instrument, totaling $3,668 of income during the three-month period ending March 31, 2002.

        Recently Issued Accounting Standards—In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64,

"Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. The provisions of this Statement related to the recission of Statement No. 4 are effective beginning in 2003. All other provisions are effective after May 15, 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement were effective at the beginning of fiscal 2002. The adoption of this new standard did not have a significant impact on the Company's financial results.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," that supersede Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and APB Opinion No. 17, Intangible Assets. These two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Beginning in fiscal year 2002, the Company no longer amortizes goodwill. For the years ended December 31, 2001, 2000 and 1999, goodwill amortization was $10,124, $10,155 and $7,567, respectively. In the second quarter of 2002, however, the Company will complete step one of its evaluation of goodwill for impairment pursuant to the transition provisions of FAS 142. Based upon preliminary calculations of fair value pursuant to SFAS No. 142, it appears that the Company will record a charge upon adoption of SFAS No. 142 in the range of $100,000 to $200,000 which would be recognized as a cumulative effect of a change in accounting as of the beginning of the year.

        The effect of adopting the new standards on net income and diluted earnings per share for the quarter ended March 31, 2001 is as follows:

March 31, 2001
Reported net loss	$(8,303)
Plus: Goodwill amortization	2,432

Adjusted net loss	$(5,871)
Diluted earnings per share:
Reported net loss	$(0.40)
Goodwill amortization	$0.12

Adjusted net loss	$(0.28)

        Reclassifications—Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

3.    Earnings per share

        The Company's earnings per share for the three months ended March 31, 2002 and 2001 are calculated as follows:

	2002	2001
Net loss	$(9,740)	$(8,303)
Less accretion on preferred stock	(125)	(125)

Net loss available to common stockholders	$(9,865)	$(8,428)
Basic weighted average shares	21,119	20,859
Effect of dilutive securities
Unvested stock	—	—
Convertible preferred stock	—	—
Exercise of stock options	—	—

Diluted weighted average shares	21,119	20,859
Basic loss per share	$(0.47)	$(0.40)
Dilutive loss per share	$(0.47)	$(0.40)

        The effect of dilutive securities is omitted from the computation of earnings per share because inclusion would be anti-dilutive by reducing the loss per share.

        At March 31, 2002 and 2001, approximately 2,800 stock options were excluded from the computation of the diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

4.    Acquisitions

        In December 2001, the Company purchased Brambles Equipment Services, Inc. ("BESI"), an equipment rental company based in Taylor, MI. The following unaudited financial information for the quarter ended March 31, 2001 represents the pro forma results of operations as if the BESI acquisition had been completed on January 1, 2001, after giving effect to certain adjustments including increased depreciation of property and equipment, interest expense for acquisition debt and amortization of related intangibles. These pro forma results and loss per share have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved had this acquisition been completed as of January 1, 2001, nor are the results indicative of the Company's future results of operations.

2001
Revenues	$180,282
Operating income	9,069
Net loss	(7,203)
Net loss per share:
Basic	$(0.35)
Diluted	$(0.35)
Weighed average shares outstanding
Basic	20,859
Diluted	20,859

5.    Inventory

        Inventory, net consists of the following, at:

	March 31, 2002	December 31, 2001
New equipment	$10,675	$7,757
Used equipment	4,309	4,512
Contractor supplies	4,848	4,495
Parts	15,638	17,166

	35,470	33,930
Reserves for excess and obsolete inventory	(5,430)	(4,767)

	$30,040	$29,163

6.    Debt

        The Company's Credit Facility provides for a term loan of $100,000 and a revolving loan of $550,000. Based upon the available borrowing base (which is based on inventory, accounts receivable and rental equipment levels) at March 31, 2002, the Company had $3,658 available on the revolving Credit Facility loan. The Credit Facility is collateralized by substantially all of the Company's assets.

        The Credit Facility contains certain covenants that, among other things, require the Company to satisfy certain financial tests, relating to (i) the ratio of senior debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), (ii) minimum interest coverage ratio and (iii) the ratio of funded debt to EBITDA. In addition, the Credit Facility and the indentures for the Series B and Series D Notes contain certain covenants that set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends. The Company is currently in compliance with all covenants of the

Credit Facility and the indentures for the Series B and Series D Notes, and while the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the Credit Facility in the future, it is possible that the Company may not meet such financial ratios and tests.

7.    Segment information

        All operations are managed on a branch basis. The Company has two reporting segments, Traffic Safety and General Rental and Other. The Traffic Safety operations have different contractual, regulatory and capital requirements than the General Rental and Other operations. Intersegment revenues are not material and the operating earnings of the segments do not include interest expense (income) or income tax expense (benefit). The Company has no single customer that represents greater than 2% of the Company's consolidated revenues. Indentifiable assets are those used in the Company's operations in each segment.

        The following table presents the information for the reported segments for the quarters ended March 31:

	Traffic Safety	General Rental and Other	Consolidated
2002:
Total revenues	$14,485	$135,899	$150,384
Operating income (loss)	(3,767)	5,305	1,538
Identifiable assets	104,836	1,091,470	1,196,306
Depreciation and amortization	2,971	29,137	32,108
Capital expenditures	780	13,641	14,421
Goodwill, net	39,645	315,743	355,388
2001:
Total revenues	$13,569	$125,213	$138,782
Operating income (loss)	(3,800)	9,569	5,769
Identifiable assets	114,173	1,090,367	1,204,540
Depreciation and amortization	3,414	27,851	31,265
Capital expenditures	795	7,340	8,135
Goodwill, net	39,971	320,418	360,389

8.    Restructuring charge

        During the fourth quarter of 2001, the Company recorded a non-recurring pre-tax restructuring charge of $1,700 related to the acquisition of BESI. This charge consists primarily of a reserve for lease termination and severance costs. The Company also established a reserve of $8,000, which was recorded against goodwill, related to the closure of certain BESI locations in conjunction with the purchase accounting for the acquisition (Note 4). Details of the restructuring reserve are as follows:

	Balance at December 31, 2001	Utilized	Balance at March 31, 2002
Lease termination costs and other facility closure costs	$5,059	$218	$4,841
Severance	4,641	671	3,970

	$9,700	$889	$8,811

It is expected that the restructuring activities will be substantially complete by the end of the year.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

        The following table shows information derived from the Company's historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended March 31,
	2002	2001
Rental revenues	76.1%	77.4%
New equipment sales	7.5	8.9
Rental equipment sales	5.2	5.1
Parts, service and other	11.2	8.6

Total revenues	100.0	100.0
Cost of revenues	70.8	65.8

Gross margin	29.2	34.2
Selling, general and administrative expenses	26.3	26.2
Non-rental depreciation and amortization	1.9	3.8

Operating income	1.0	4.2
Other income, net	0.3	0.2
Interest expense, net	12.3	14.8

Income (loss) before income taxes	(11.0)	(10.4)
Income tax expense (benefit)	(4.5)	(4.5)

Net income (loss)	(6.5)%	(5.9)%

Results of Operations

Quarter Ended March 31, 2002, Compared with the Quarter Ended March 31, 2001

        Revenues.    Total revenues increased to $150,384 in 2002 from $138,782 in 2001. Rental revenues increased 7% to 114,457 from $107,328. These increases were the result of the acquisition of Brambles Equipment Services, Inc. ("BESI") in December 2001, partially offset by continued softness in the economy.

        Gross Profit.    Gross profit decreased to $43,938 in 2002 from $47,431 in 2001. Gross margin decreased to 29.2% in 2002 from 34.2% in 2001. The decrease in gross margin is primarily due to increased depreciation and direct operating costs as a result of the fleet and infrastructure acquired in conjunction with the BESI transaction.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $39,498 in 2002 from $36,410 in 2001. This increase results from the infrastructure acquired in conjunction with the BESI transaction. As a percentage of total revenues, however, selling, general and administrative expenses remained a relatively constant 26.3% and 26.2% in 2002 and 2001, respectively.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization decreased to $2,902 in 2002 from $5,252 in 2001 as a result of the Company recording no amortization expense in the first quarter of 2002 in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in the second quarter of 2002.

        Interest Expense, Net.    Interest expense, net, decreased to $18,509 in 2002 from $20,510 in 2001, due primarily to lower interest rates on the Company's variable rate debt in the first quarter of 2002.

        Income Tax Rate.    The effective income tax rate declined to 41.0% in the first quarter of 2002 from 42.9% in the first quarter of 2001.

Liquidity and Capital Resources

        The Company's primary capital requirements are for the purchasing of new rental equipment. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $13,068 and $6,735 in the first three months of 2002 and 2001, respectively. The Company's expenditures for rental fleet are expected to be approximately $35,000 in 2002 compared to $23,000 in 2001.

        For the three months ended March 31, 2002 and 2001, the Company's net cash provided by operations was $5,929 and $11,492, respectively. The decrease in 2002 was due primarily to an increase in accounts receivable. For the three months ended March 31, 2002 and 2001, the Company's net cash used in investing activities was $6,240 and $834, respectively. Net cash used for investing activities consists primarily of purchases of rental equipment and property and equipment, and the increase in 2002 was attributable to increased purchases of rental equipment as compared to the same period in the previous year. For the three months ended March 31, 2002 and 2001, the Company's net cash used in financing activities was $3,603 and $11,390, respectively. Net cash used in financing activities consists primarily of repayments of indebtedness under the Company's credit facility. The decrease in 2002 is the result of the Company's need to fund the working capital requirements for BESI immediately following the acquisition with cash flow generated by operations.

        The Company's credit facility provides for a $100,000 term loan and a revolving credit facility up to a maximum of $550,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. As of March 31, 2002, $592,000 was outstanding under the credit facility. Based upon the available borrowing base (which is based on inventory, accounts receivable and rental equipment levels) at March 31, 2002, the Company had $3,658 available on the revolving credit facility loan. The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The credit facility also contains various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. The Company is currently in compliance with all covenants governing the credit facility. While the Company expects to be in compliance with the covenants and satisfy the financial ratios and tests related to the credit facility in the future, there can be no assurance that the Company will meet such financial ratios and tests.

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

        The Company believes that its credit facility, together with funds generated by operations and related activities, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy. Over the long term, the Company will need to refinance its credit facility, its Series B Notes and its Series D Notes since the credit facility becomes due and payable in July 2003 and its Series B Notes and Series D Notes become due and payable in November 2004. There can be no assurance that the Company will be able to raise the necessary capital on favorable terms, which would have a material effect on the Company's future financial condition and results of operations.

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

        The Company's revenues and operating results fluctuate due to the seasonal nature of the industry in which the Company operates, with rental activity tending to be lower in winter.

Recently Issued Accounting Pronouncements

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 are effective beginning in 2003. All other provisions are effective after May 15, 2002. The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal or Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of this Statement were effective at the beginning of fiscal 2002. The adoption of this new standard did not have a significant impact on the Company's financial results.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's credit facility, as amended, provides the Company with a $100,000 term loan and permits the Company to borrow up to an additional $550,000 of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate or Eurodollar rate plus the applicable borrowing margin. At May 7, 2002, the Company had total borrowings under the credit facility of $594,000, $194,000 of which was subject to interest rate risk. Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $1,940.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        See Index of Exhibits on page 16. The Company filed a Current Report on Form 8-K dated January 2, 2002, to report the acquisition of Brambles Equipment Services, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2002.

NATIONAL EQUIPMENT SERVICES, INC.

By:	/s/ MICHAEL D. MILLIGAN Michael D. Milligan Chief Financial Officer

Form 10-Q: For the quarter ended March 31, 2002.

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