Form 10-Q/A
period 2002-03-31
NATIONAL EQUIPMENT SERVICES INC
filed 2002-08-14
CIK 1051381

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of August 7, 2002.

Explanatory Note

        Pursuant to its adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in the second quarter of 2002, National Equipment Service, Inc. recorded a goodwill impairment charge as a cumulative effect of a change in accounting principle retroactive to January 1, 2002. This Amendment No. 1 to Form 10-Q is being filed to report the effects of this retroactive treatment.

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$307	$4,199
Accounts receivable, net of allowance for doubtful accounts of $5,829 and $5,344, respectively	113,644	102,144
Inventory, net	27,659	26,785
Rental equipment, net	554,753	576,680
Property and equipment, net	52,685	52,283
Intangible assets, net	141,209	296,609
Loan origination costs, net	9,894	10,548
Deferred income taxes, net	—	10,066
Prepaid expenses and other assets, net	14,524	11,369
Assets associated with discontinued operations	109,694	111,648

Total assets	$1,024,369	$1,202,331

Liabilities
Book overdraft	$4,541	$8,040
Accounts payable	16,203	20,386
Accrued interest	15,152	7,847
Deferred income taxes, net	—	35,662
Accrued expenses and other liabilities	61,096	61,380
Debt	868,957	869,015
Liabilities associated with discontinued operations	4,116	3,373

Total liabilities	970,065	1,005,703

Senior redeemable convertible preferred stock	96,422	96,297
Commitments and contingencies	—	—
Stockholders' Equity
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings (accumulated deficit)	(139,671)	6,468
Stock subscriptions receivable	(80)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive loss	(7,433)	(11,101)

Total stockholders' equity (deficit)	(42,118)	100,331

Total liabilities and stockholders' equity (deficit)	$1,024,369	$1,202,331

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2002	2001
Revenues
Rental revenues	$105,747	$99,014
New equipment sales	9,462	10,738
Rental equipment sales	6,507	5,854
Parts, service and other	16,735	11,885

Total revenues	$138,451	$127,491
Cost of revenues
Rental equipment depreciation	27,546	24,385
Cost of new equipment sales	7,344	8,173
Cost of rental equipment sales	4,660	4,469
Other operating expenses	60,577	49,610

Total cost of revenues	100,127	86,637

Gross profit	38,324	40,854
Selling, general and administrative expenses	34,525	30,902
Non-rental depreciation and amortization	2,440	4,366

Operating income	1,359	5,586
Other income, net	446	178
Interest expense, net	16,683	18,472

Loss from continuing operations before income taxes	(14,878)	(12,708)
Income tax benefit	—	(5,439)

Loss from continuing operations	(14,878)	(7,269)
Discontinued operations:
Loss from discontinued operations, net of tax	(1,631)	(1,034)

Loss before cumulative effect of a change in accounting principle	(16,509)	(8,303)
Cumulative effect of a change in accounting principle, net of tax	(129,505)	—

Net loss	$(146,014)	$(8,303)
Other comprehensive income	3,668	—

Comprehensive loss	$(142,346)	$(8,303)
Basic loss per common share:
Continuing operations	$(0.70)	$(0.35)
Discontinued operations	(0.08)	(0.05)
Cumulative effect of a change in accounting principle	(6.14)	—

Net loss	$(6.92)	$(0.40)
Diluted loss per common share:
Continuing operations	$(0.70)	$(0.35)
Discontinued operations	(0.08)	(0.05)
Cumulative effect of a change in accounting principle	(6.14)	—

Net loss	$(6.92)	$(0.40)
Weighted average shares outstanding:
Basic	21,119	20,859
Diluted	21,119	20,859

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2002	2001
Operating Activities:
Net loss from continuing operations	$(14,878)	$(7,556)
Net loss from discontinued operations	(1,631)	(747)

Net loss	(16,509)	(8,303)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	30,839	29,476
Cumulative effect of a change in accounting principle	25,596	—
Gain on sale of equipment	(1,919)	(1,449)
Deferred income taxes	(25,596)	(6,913)
Changes in operating assets and liabilities:
Accounts receivable	(11,500)	14,769
Inventory	(874)	(373)
Prepaid expenses and other assets	(3,155)	(4,959)
Accounts payable	(4,183)	(14,260)
Accrued expenses and other liabilities	10,690	4,177
Adjustments to reconcile net loss from discontinued operations to net cash (used in) provided by operating activities	2,540	(872)

Net cash provided by operating activities	5,929	11,293
Investing Activities:
Purchases of rental equipment	(11,953)	(4,079)
Proceeds from sale of rental equipment	6,508	5,855
Purchases of property and equipment	(1,199)	(846)
Proceeds from sale of property and equipment	399	154
Net cash (used in) provided by discontinued operations	5	(1,918)

Net cash used in investing activities	(6,240)	(834)
Financing Activities:
Proceeds from long-term debt	27,000	26,000
Payments on long-term debt and capital leases	(27,256)	(36,322)
Book overdrafts	(3,499)	(1,055)
Net cash provided by discontinued operations	174	186

Net cash used in financing activities	(3,581)	(11,191)

Net decrease in cash and cash equivalents	(3,892)	(732)
Cash and cash equivalents at beginning of period	4,199	3,162

Cash and cash equivalents at end of period	$307	$2,430

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

2.    Basis of presentation

        General    The accompanying unaudited financial statements as of and for the quarters ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2001 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. Due to the seasonality that impacts a significant portion of the Company's locations, the second and third quarters are typically the most active quarters for the Company.

        Derivative Instrument    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective as of January 1, 2001. Currently, the Company's only derivative is an interest rate swap used to hedge a portion of the Company's debt and is designated as a cash flow hedging instrument. The Company's objective for holding the derivative is to minimize interest rate risks and stabilize cash flows. The derivative is required to be recorded as an asset or liability on the consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Any ineffectiveness in the hedge will be recorded as an adjustment to earnings. As of March 31, 2002, the derivative liability totaled $7,433 and was recorded as an accrued liability on the consolidated balance sheet.

        Comprehensive Income    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be disclosed in the financial statements for all periods presented became effective in 1999. The only item of other comprehensive income applicable to the Company is a change in the fair value of a derivative instrument, totaling $3,668 of income during the three-month period ending March 31, 2002.

        Recently Issued Accounting Standards    In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB

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

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," that supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. All business combinations under the scope of SFAS No. 141 are to be accounted for using the purchase method.

        Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," that supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under this standard, goodwill is no longer amortized but subject to annual impairment tests on a reporting unit level. In the second quarter of 2002, the Company completed a transitional impairment test on its reporting units. As a result of this test, the Company recorded an impairment charge of approximately $129,505, net of tax benefit, as a cumulative effect of change in accounting principle retroactive to January 1, 2002.

        The effect of adopting the new standards on net income and diluted earnings per share for the quarter ended March 31, 2001 is as follows:

March 31, 2001
Reported net loss	$(8,303)
Plus: Goodwill amortization	2,432

Adjusted net loss	$(5,871)
Diluted earnings per share:
Reported net loss	$(0.40)
Goodwill amortization	$0.12

Adjusted net loss	$(0.28)

        Reclassifications    Certain reclassifications of prior year financial statement amounts have been made to conform with the current year reporting.

3.    Earnings per share

        The Company's earnings per share for the three months ended March 31, 2002 and 2001 are calculated as follows:

	2002	2001
Loss from continuing operations	$(14,878)	$(7,269)
Less accretion on preferred stock	(125)	(125)

Net loss available to common stockholders	$(15,003)	$(7,394)
Basic weighted average shares	21,119	20,859
Effect of dilutive securities
Unvested stock	—	—
Convertible preferred stock	—	—
Exercise of stock options	—	—
Diluted weighted average shares	21,119	20,859
Basic loss per share	$(0.70)	$(0.35)
Dilutive loss per share	$(0.70)	$(0.35)

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

4.    Acquisitions and Dispositions

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

2001
Revenues	$168,991
Operating income	8,386
Net loss	(6,456)
Net loss per share:
Basic	$(0.31)
Diluted	$(0.31)
Weighed average shares outstanding
Basic	20,859
Diluted	20,859

        On June 30, 2002, the Company sold its underground trench shoring business. The proceeds from the sale of $908,890 were used to repay existing indebtedness under the Credit Facility on July 1, 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations.

5.    Inventory

        Inventory, net consists of the following, at:

	March 31, 2002	December 31, 2001
New equipment	$8,060	$5,288
Used equipment	4,309	4,512
Contractor supplies	4,848	4,495
Parts	15,638	17,166

	32,855	31,461
Reserves for excess and obsolete inventory	(5,196)	(4,676)

	$27,659	$26,785

6.    Income Taxes

        As a result of the adoption of SFAS No. 142, the Company's deferred tax assets exceeded the Company's deferred tax liabilities. The Company did not provide any current or deferred US federal, state or foreign income tax provision or benefit during 2002 because it has recently experienced significant operating losses. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability. As of March 31, 2002, the valuation allowance was $10,653.

7.    Debt

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

        During 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004 (the "Series A Notes") at a discount netting proceeds of $99,000. During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes. During 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the "Series C Notes") at a discount netting proceeds of $122,000. During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,000. Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), which have been registered for public trading, for the Series C Notes.

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

        The Credit Facility contains certain covenants that, among other things, require the Company to satisfy certain financial tests, including tests relating to (i) the ratio of senior debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), (ii) minimum interest coverage ratio and (iii) the ratio of funded debt to EBITDA. In addition, the Credit Facility and the indentures for the Series B and Series D Notes contain certain covenants that set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends. The Company is currently in compliance with all covenants of the Credit Facility and the indentures for the Series B and Series D Notes. However, based on current operating projections as of August 8, 2002, the Company expects that it will violate the leverage covenants under its Credit Facility at the end of the third quarter of 2002. A failure by the Company to comply with these covenants could result in an event of default under the Credit Facility, which could have an adverse effect on the Company. The Company is currently in discussions with its lenders to amend its leverage covenants, which would give the Company additional financial flexibility.

8.    Segment information

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

        The following table presents the information for the reported segments for the quarters ended March 31:

	Traffic Safety	Continuing General Rental and Other	Discontinued Operations	Consolidated
2002:
Total revenues	$14,485	$123,966		$138,451
Operating income (loss)	(3,767)	5,126		1,359
Identifiable assets	104,836	809,839	109,694	1,024,369
Depreciation and amortization	2,971	27,014		29,985
Capital expenditures	780	12,419		13,199
Goodwill, net	39,645	98,469		138,114
2001:
Total revenues	$13,569	$113,922		$127,491
Operating income (loss)	(3,800)	8,886		5,086
Identifiable assets	114,173	975,682	114,685	1,204,540
Depreciation and amortization	3,414	25,337		28,751
Capital expenditures	795	4,129		4,924
Goodwill, net	39,971	257,243		297,214

9.    Restructuring charge

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands)

        The following table shows information derived from the Company's historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended March 31,
	2002	2001
Rental revenues	76.4%	77.7%
New equipment sales	6.8	8.4
Rental equipment sales	4.7	4.6
Parts, service and other	12.1	9.3
Total revenues	100.0	100.0
Cost of revenues	72.3	68.0
Gross margin	27.7	32.0
Selling, general and administrative expenses	24.9	24.2
Non-rental depreciation and amortization	1.8	3.4
Operating income	1.0	4.4
Other income, net	0.3	0.1
Interest expense, net	12.0	14.5
Loss before income taxes	(10.7)	(10.0)
Income tax benefit	—	(4.3)
Loss from continuing operations	(10.7)	(5.7)
Loss from discontinued operations, net of tax	(1.2)	(0.8)
Cumulative effect of a change in accounting principle, net of tax	(93.6)	—
Net loss	(105.5)%	(6.5)%

Results of Operations

Quarter Ended March 31, 2002, Compared with the Quarter Ended March 31, 2001

        Revenues.    Total revenues increased to $138,451 in 2002 from $127,491 in 2001. Rental revenues increased 6.8% to 105,747 from $99,014. These increases were the result of the acquisition of Brambles Equipment Services, Inc. ("BESI") in December 2001, partially offset by continued softness in the economy.

        Gross Profit.    Gross profit decreased to $38,324 in 2002 from $40,854 in 2001. Gross margin decreased to 27.7% in 2002 from 32.0% in 2001. The decrease in gross margin is primarily due to increased depreciation and direct operating costs as a result of the fleet and infrastructure acquired in conjunction with the BESI transaction.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $34,525 in 2002 from $30,902 in 2001. This increase results from the infrastructure acquired in conjunction with the BESI transaction. As a percentage of total revenues, however, selling, general and administrative expenses remained a relatively constant 24.9% and 24.2% in 2002 and 2001, respectively.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization decreased to $2,440 in 2002 from $4,366 in 2001 as a result of the Company recording no amortization expense in the first quarter of 2002 in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

        Interest Expense, Net.    Interest expense, net, decreased to $16,683 in 2002 from $18,472 in 2001, due primarily to lower interest rates on the Company's variable rate debt in the first quarter of 2002.

        Loss from Discontinued Operations.    On June 30, 2002, the Company sold its underground trench shoring business. The proceeds from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations.

        Cumulative Effect of a Change in Accounting Principle.    The cumulative effect of a change in accounting principle reflects the charge recognized in conjunction with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

Liquidity and Capital Resources

        The Company's primary capital requirements are for purchasing new rental equipment. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $11,954 and $4,079 in the first three months of 2002 and 2001, respectively. The Company's expenditures for rental fleet are expected to be approximately $35,000 in 2002 compared to $23,000 in 2001.

        For the three months ended March 31, 2002 and 2001, the Company's net cash provided by operations was $6,027 and $11,293, respectively. The decrease in 2002 was due primarily to an increase in accounts receivable. For the three months ended March 31, 2002 and 2001, the Company's net cash used in investing activities was $6,338 and $834, respectively. Net cash used for investing activities consists primarily of purchases of rental equipment and property and equipment, and the increase in 2002 was attributable to increased purchases of rental equipment as compared to the same period in the previous year. For the three months ended March 31, 2002 and 2001, the Company's net cash used in financing activities was $3,581 and $11,191, respectively. Net cash used in financing activities consists primarily of repayments of indebtedness under the Company's credit facility. The decrease in 2002 is the result of the Company's need to fund the working capital requirements for BESI immediately following the acquisition with cash flow generated by operations.

        The Company's credit facility provides for a $100,000 term loan and a revolving credit facility up to a maximum of $550,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. As of March 31, 2002, $592,000 was outstanding under the credit facility. Based upon the available borrowing base (which is based on inventory, accounts receivable and rental equipment amounts) at March 31, 2002, the Company had additional availability of $3,658 on the credit facility. The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests, including tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The credit facility also contains various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. The Company is currently in compliance with all covenants governing the credit facility. However, based on current operating projections as of August 8, 2002, the Company expects that it will violate the leverage ratio covenants under its credit facility at the end of the third quarter of 2002 because it expects that EBITDA will not be sufficient to satisfy the required levels under the covenants. A failure by the Company to comply with these covenants could result in an event of default under the credit facility, which could have a material adverse effect on the Company. The Company is currently in discussions with its lenders to amend its leverage ratio covenants, which would give the Company additional financial flexibility.

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

        The Company believes that its credit facility, together with funds generated by operations and related activities, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy. Over the long term, the Company will need to refinance its credit facility, its Series B Notes and its Series D Notes since the credit facility becomes due and payable in July 2003 and its Series B Notes and Series D Notes become due and payable in November 2004. There can be no assurance that the Company will be able to raise the necessary capital to refinance its debt on favorable terms, and any such failure would have a material adverse effect on the Company's future financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's credit facility, as amended, provides the Company with a $100,000 term loan and permits the Company to borrow up to an additional $550,000 of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate or Eurodollar rate plus the applicable borrowing margin. At August 8, 2002, the Company had total borrowings under the credit facility of $487,535, $87,535 of which was subject to interest rate risk. Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $875.

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

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.

NATIONAL EQUIPMENT SERVICES, INC.
By:
Michael D. Milligan Chief Financial Officer

Form 10-Q: For the quarter ended March 31, 2002.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
NATIONAL EQUIPMENT SERVICES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
NATIONAL EQUIPMENT SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share data)
NATIONAL EQUIPMENT SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
NATIONAL EQUIPMENT SERVICES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
INDEX OF EXHIBITS