Form 10-Q
period 2002-06-30
NATIONAL EQUIPMENT SERVICES INC
filed 2002-08-14
CIK 1051381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of August 7, 2002.

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$3,703	$4,199
Accounts receivable, net of allowance for doubtful accounts of $8,168 and $5,844, respectively	128,813	105,335
Receivable from sale of discontinued operations	108,890	—
Inventory, net	27,528	26,785
Rental equipment, net	543,720	576,681
Property and equipment, net	50,652	52,284
Intangible assets, net	139,286	296,609
Loan origination costs, net	7,887	10,548
Deferred income taxes	—	10,066
Prepaid expenses and other assets, net	12,361	7,680
Assets associated with discontinued operations	13,227	112,145

Total assets	$1,036,067	$1,202,332

Liabilities
Book overdraft	$6,041	$8,040
Accounts payable	29,410	20,387
Accrued interest	8,633	7,847
Deferred income taxes, net	—	35,662
Accrued expenses and other liabilities	54,124	61,380
Debt	868,957	763,252
Liabilities associated with discontinued operations	12,187	109,136

Total liabilities	979,352	1,005,704

Senior redeemable convertible preferred stock	96,546	96,297
Commitments and contingencies	—	—
Stockholders' Equity
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings (accumulated deficit)	(138,882)	6,468
Stock subscriptions receivable	(80)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive loss	(5,935)	(11,101)

Total stockholders' equity (deficit)	(39,831)	100,331

Total liabilities and stockholders' equity (deficit)	$1,036,067	$1,202,332

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Rental revenues	$116,034	$108,484	$221,780	$207,498
New equipment sales	11,633	13,606	21,095	24,344
Rental equipment sales	10,537	8,474	17,045	14,328
Parts, service and other	23,445	20,195	40,179	32,079

Total revenues	$161,649	$150,759	$300,099	$278,249
Cost of revenues
Rental equipment depreciation	28,539	24,726	56,085	49,111
Cost of new equipment sales	9,294	10,355	16,638	18,528
Cost of rental equipment sales	6,345	6,019	11,005	10,487
Other operating expenses	66,378	57,624	126,954	107,235

Total cost of revenues	110,556	98,724	210,682	185,361

Gross profit	51,093	52,035	89,417	92,888
Selling, general and administrative expenses	35,725	30,346	70,250	61,748
Non-rental depreciation and amortization	2,447	4,184	4,886	8,550

Operating income	12,921	17,505	14,281	22,590
Other income, net	333	124	779	302
Interest expense, net	17,543	17,321	34,227	35,793

Income (loss) from continuing operations before income taxes	(4,289)	308	(19,167)	(12,901)
Income tax expense (benefit)	—	1,456	—	(4,196)

Loss from continuing operations	(4,289)	(1,148)	(19,167)	(8,705)
Discontinued operations:
Loss from discontinued operations, net of tax	(1,779)	(126)	(3,409)	(873)
Gain on disposal of discontinued operations, net of tax	6,981	—	6,981	—

Income (loss) before cumulative effect of a change in accounting principle	913	(1,274)	(15,595)	(9,578)
Cumulative effect of a change in accounting principle, net of tax	—	—	(129,505)	—

Net income (loss)	$913	$(1,274)	$(145,100)	$(9,578)
Other comprehensive income	1,498	—	5,166	—

Comprehensive income (loss)	$(2,411)	$(1,274)	$(139,934)	$(9,578)
Basic income (loss) per common share:
Continuing operations	$(0.21)	$(0.06)	$(0.90)	$(0.43)
Discontinued operations	0.25	(0.01)	0.16	(0.04)
Cumulative effect of a change in accounting principle	—	—	(6.14)	—

Net earnings (loss)	$0.04	$(0.07)	$(6.88)	$(0.47)
Diluted income (loss) per common share:
Continuing operations	$(0.15)	$(0.06)	$(0.90)	$(0.43)
Discontinued operations	0.18	(0.01)	0.16	(0.04)
Cumulative effect of a change in accounting principle	—	—	(6.14)	—

Net earnings (loss)	$0.03	$(0.07)	$(6.88)	$(0.47)
Weighted average shares outstanding:
Basic	21,151	20,924	21,135	20,891
Diluted	28,843	20,924	21,135	20,891

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2002	2001
Operating Activities:
Net loss from continuing operations	$(19,167)	$(8,705)
Net income (loss) from discontinued operations	(3,409)	(873)

Net loss	(22,576)	(9,578)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	63,829	59,509
Gain on sale of discontinued operations	6,981	—
Cumulative effect of a change in accounting principle	25,596	—
Gain on sale of equipment	(6,213)	(3,885)
Deferred income taxes	(25,596)	(5,553)
Changes in operating assets and liabilities:
Accounts receivable	(26,669)	7,001
Inventory	(743)	(4,118)
Prepaid expenses and other assets	(108,434)	(1,997)
Accounts payable	9,024	(5,857)
Accrued expenses and other liabilities	(2,801)	221
Adjustments to reconcile net loss from discontinued operations to net cash (used in) provided by operating activities	107,075	1,430

Net cash provided by operating activities	19,473	37,173
Investing Activities:
Purchases of rental equipment	(33,455)	(8,829)
Proceeds from sale of rental equipment	17,045	14,329
Purchases of property and equipment	(3,499)	(5,424)
Proceeds from sale of property and equipment	519	481
Net cash provided by (used in) discontinued operations	5	(3,276)

Net cash (used in) provided by investing activities	(19,385)	(2,719)
Financing Activities:
Proceeds from long-term debt	27,000	38,001
Payments on long-term debt and capital leases	(27,256)	(68,852)
Book overdrafts	(1,999)	(1,936)
Net change in fair value of derivative instrument	1,498	—
Net cash provided by discontinued operations	173	139

Net cash used in financing activities	(584)	(32,648)

Net (decrease) increase in cash and cash equivalents	(496)	1,806
Cash and cash equivalents at beginning of period	4,199	3,162

Cash and cash equivalents at end of period	$3,703	$4,968

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

2.    Basis of presentation

        General—The accompanying unaudited financial statements as of and for the quarters ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2001 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. Due to the seasonality that impacts a significant portion of the Company's locations, the second and third quarters are typically the most active quarters for the Company.

        Derivative Instrument—Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective as of January 1, 2001. Currently, the Company's only derivative is an interest rate swap used to hedge a portion of the Company's debt and is designated as a cash flow hedging instrument. The Company's objective for holding the derivative is to minimize interest rate risks and stabilize cash flows. The derivative is required to be recorded as an asset or liability on the consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Any ineffectiveness in the hedge will be recorded as an adjustment to earnings. As of June 30, 2002, the derivative liability totaled $5,935 and was recorded as an accrued liability on the consolidated balance sheet.

        Comprehensive Income—Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be disclosed in the financial statements for all periods presented became effective in 1999. The only item of other comprehensive income applicable to the Company is a change in the fair value of a derivative instrument, totaling $5,166 of income during the six-month period ending June 30, 2002.

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

        Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," that supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under this standard, goodwill is no longer amortized but subject to annual impairment tests on a reporting unit level. In the second quarter of 2002, the Company completed a transitional impairment test on its reporting units. As a result of this test, the Company recorded an impairment charge of approximately $125,571, net of tax benefit, as a cumulative effect of change in accounting principle retroactive to January 1, 2002.

        The effect of adopting the new standards on net income and diluted earnings per share for the quarter ended June 30, 2001 is as follows:

June 30, 2001
Reported net loss	$(1,274)
Plus: goodwill amortization	2,636
Adjusted net income	$1,362
Diluted earnings per share:
Reported net loss	$(0.07)
Goodwill amortization	$0.09
Adjusted net income	$0.04

        Reclassifications—Certain reclassifications of prior year financial statement amounts have been made to conform to the current year reporting.

3.    Earnings per share

        The Company's earnings per share for the three and six months ended June 30, 2002 and 2001 are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Loss from continuing operations	$(4,289)	$(1,148)	$(19,167)	$(8,705)
Less accretion on preferred stock	(125)	(125)	(250)	(250)

Loss from continuing operations available to common stockholders	$(4,414)	$(1,273)	$(19,417)	$(8,955)
Weighted average shares	21,151	21,151	21,151	21,151
Less unvested stock	—	(227)	(16)	(260)

Basic weighted average shares	21,151	20,924	21,135	20,891
Effect of dilutive securities
Unvested stock	—	—	—	—
Convertible preferred stock	7,692	—	—	—

Diluted weighted average shares	28,843	20,924	21,135	20,891
Basic income (loss) per share from continuing operations	$(0.21)	$(0.06)	$(0.90)	$(0.43)
Diluted income (loss) per share from continuing operations	$(0.21)	$(0.06)	$(0.90)	$(0.43)

        The effect of dilutive securities is omitted from the computation of earnings per share during periods of net loss because inclusion would be anti-dilutive by reducing the loss per share. At June 30, 2002 and 2001, approximately 2,800 stock options were excluded from the computation of the diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

4.    Acquisitions and Dispositions

        In December 2001, the Company purchased Brambles Equipment Services, Inc. ("BESI"), an equipment rental company based in Taylor, MI. The following unaudited financial information for the quarter ended June 30, 2001 represents the pro forma results of operations as if the BESI acquisition had been completed on January 1, 2001, after giving effect to certain adjustments including increased depreciation of property and equipment, interest expense for acquisition debt and amortization of related intangibles. These pro forma results and loss per share have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved had this acquisition been completed as of January 1, 2001, nor are the results indicative of the Company's future results of operations.

2001
Revenues	$191,859
Operating income	22,004
Net loss	(1,274)
Net loss per share:
Basic	$(0.07)
Diluted	$(0.07)
Weighed average shares outstanding
Basic	20,859
Diluted	20,859

        On June 30, 2002, the Company sold its underground trench shoring business. The proceeds of $108,890 from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations.

5.    Inventory

        Inventory, net consists of the following, at:

	June 30, 2002	December 31, 2001
New equipment	$7,783	$5,288
Used equipment	4,337	4,512
Contractor supplies	4,933	4,495
Parts	15,127	17,166

	32,180	31,461
Reserves for excess and obsolete inventory	(4,652)	(4,676)

	$27,528	$26,785

6.    Income Taxes

        As a result of the adoption of SFAS No. 142, the Company's deferred tax assets exceeded the Company's deferred tax liabilities. The Company did not provide any current or deferred US federal, state or foreign income tax provision or benefit during 2002 because it has recently experienced significant operating losses. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability. At June 30, 2002, the valuation allowance was $10,250.

7.    Debt

        The Company's Credit Facility provides for a term loan of $100,000 and a revolving loan of $550,000. Based upon the available borrowing base (which is based on inventory, accounts receivable and rental equipment levels) at June 30, 2002, the Company had $44,171 available on the revolving Credit Facility loan. The Credit Facility is collateralized by substantially all of the Company's assets.

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

        The Credit Facility contains certain covenants that, among other things, require the Company to satisfy certain financial tests, including tests relating to (i) the ratio of senior debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), (ii) minimum interest coverage ratio and (iii) the ratio of funded debt to EBITDA. In addition, the Credit Facility and the indentures for the Series B and Series D Notes contain certain covenants that set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends. The Company is currently in compliance with all covenants of the Credit Facility and the indentures for the Series B and Series D Notes. However, based on current operating projections, the Company expects that it will violate the leverage ratio covenants under its Credit Facility at the end of the third quarter of 2002. A failure by the Company to comply with these covenants could result in an event of default under the Credit Facility, which could have an adverse effect on the Company. The Company is currently in discussions with its lenders to amend its leverage ratio covenants, which would give the Company additional financial flexibility.

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

        The following table presents the information for the reported segments for the quarters ended June 30:

	Traffic Safety	Continuing General Rental and Other	Discontinued Operations	Consolidated
2002:
Total revenues	30,998	130,651		161,649
Operating income	4,910	7,511		12,421
Identifiable assets	112,798	913,950	122,117	1,036,067
Depreciation and amortization	2,942	28,044		30,986
Capital expenditures	2,763	32,627		35,390
Goodwill, net	40,230	99,056		139,286
2001:
Total revenues	33,502	117,257		150,759
Operating income	5,848	11,657		17,505
Identifiable assets	123,660	948,754	114,854	1,187,268
Depreciation and amortization	3,503	25,407		28,910
Capital expenditures	2,519	9,300		11,819
Goodwill, net	40,731	260,114		300,845

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

	Balance at December 31, 2001	Utilized	Balance at June 30, 2002
Lease termination costs and other facility closure costs	$5,059	919	4,140
Severance	4,641	1,642	2,999
	$9,700		7,139

        It is expected that the restructuring activities will be substantially complete by the end of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands)

        The following table shows information derived from the Company's historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Rental revenues	71.8%	72.0%	73.9%	74.6%
New equipment sales	7.2	9.0	7.0	8.7
Rental equipment sales	6.5	5.6	5.7	5.1
Parts, service and other	14.5	13.4	13.4	11.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	68.4	65.5	70.2	66.6

Gross margin	31.6	34.5	29.8	33.4
Selling, general and administrative expenses	22.1	20.1	23.4	22.2
Non-rental depreciation and amortization	1.5	2.8	1.6	3.1

Operating income	8.0	11.6	4.8	8.1
Other income, net	0.2	0.1	0.3	0.1
Interest expense, net	10.9	11.5	11.4	12.9

Income (loss) before income taxes	(2.7)	0.2	(6.3)	(4.7)
Income tax expense (benefit)	—	1.0	—	(1.5)

Loss from continuing operations	(2.7)	(0.8)	(6.3)	(3.2)
Loss from discontinued operations, net of tax	(1.1)	(0.0)	(1.1)	(0.3)
Gain on disposal of discontinued operations, net of tax	4.3	—	2.3	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(43.2)	—

Net loss	0.5%	(0.8)%	(48.3)%	(3.5)%

Results of Operations

Three and Six Months Ended June 30, 2002 Compared with Three and Six Months Ended June 30, 2001

        Revenues.    Total revenues increased to $161,649 for the three months ended June 30, 2002 from $150,759 for the three months ended June 30, 2001 and to $300,099 for the six months ended June 30, 2002 from $278,249 for the six months ended June 30, 2001. Rental revenues increased to $116,034 for the three months ended June 30, 2002 from $108,484 for the three months ended June 30, 2001 and to $221,780 for the six months ended June 30, 2002 from $207,498 for the six months ended June 30, 2001. The increase in rental revenues was primarily the result of the operations acquired in conjunction with the Brambles Equipment Services, Inc. ("BESI") transaction, partially offset by a slower economy. Declines in new equipment sales were more than offset by the 24.3% and 19.0% increases in rental fleet equipment sales for the three- and six-month periods ended June 30, 2002, respectively, as the Company continues its focus on improving fleet management.

        Gross Profit.    Gross profit decreased to $51,093 for the three months ended June 30, 2002 from $52,035 for the three months ended June 30, 2001 and to $89,417 for the six months ended June 30, 2002 from $92,888 for the six months ended June 30, 2001. Gross margins decreased to 31.6% from 34.5% and to 29.8% from 33.4% during these respective periods. The decreases in gross margins are primarily due to increased operating costs resulting from the fleet and infrastructure acquired in conjunction with the BESI transaction.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $35,725 for the three months ended June 30, 2002 from $30,346 for the three months ended June 30, 2001 and to $70,250 for the six months ended June 30, 2002 from $61,748 for the six months ended June 30, 2001. As a percentage of total revenues, selling, general and administrative expenses increased to 22.1% from 20.1% and to 23.4% from 22.2% during these respective periods. These increases are primarily the result of additional infrastructure acquired in conjunction with the BESI transaction.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization decreased to $2,447 for the three months ended June 30, 2002 from $4,184 for the three months ended June 30, 2001 and to $4,886 for the six months ended June 30, 2002 from $8,550 for the six months ended June 30, 2001. This decrease is the result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002, under which no amortization expense of goodwill is recorded.

        Interest Expense, Net.    Interest expense, net, increased slightly to $17,543 for the three months ended June 30, 2002 from $17,321 for the three months ended June 30, 2001, but declined to $34,227 for the six months ended June 30, 2002 from $35,793 for the six months ended June 30, 2001. The decline year-to-date was primarily the result of lower interest rates on the company's variable rate debt.

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

        Gain on Disposal of Discontinued Operations.    The gain on the disposal of discontinued operations reflects the gain recognized in conjunction with the sale of the underground trench shoring business discussed above.

        Cumulative Effect of a Change in Accounting Principle.    The cumulative effect of a change in accounting principle reflects the charge recognized in conjunction with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

Liquidity and Capital Resources

        The Company's primary capital requirements are for purchasing new rental equipment. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $33,455 and $8,829 in the first six months of 2002 and 2001, respectively. The Company's expenditures for rental fleet are expected to be approximately $35,000 in 2002 compared to $23,000 in 2001.

        For the six months ended June 30, 2002 and 2001, the Company's net cash provided by operations was $19,473 and $37,173, respectively. For the six months ended June 30, 2002 and 2001, the Company's net cash used in investing activities was $19,385 and $2,719, respectively. Net cash used for investing activities consists primarily of purchases of rental equipment and property and equipment. For the six months ended June 30, 2002 and 2001, the Company's net cash used in financing activities was $584 and $32,648, respectively. Net cash used in financing activities consists primarily of repayments of indebtedness under the Company's credit facility.

        The Company's credit facility provides for a $100,000 term loan and a revolving credit facility up to a maximum of $550,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. Under the provisions of the credit facility, the Company reflected the $108,890 proceeds from the sale of the trench shoring business as a reduction in debt in its June 30, 2002 borrowing base. These proceeds were received on July 1, 2002 and immediately applied against outstanding debt under the credit facility. As a result, as of June 30, 2002, $487,535 was outstanding under the credit facility. Based upon the available borrowing base (which is based on inventory, accounts receivable and rental equipment levels) at June 30, 2002, the Company had additional availability of $44,171 on the revolving credit facility. The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests, including tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The credit facility also contains various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. The Company is currently in compliance with all covenants under its credit facility. However, based on current operating projections, the Company expects that it will violate the leverage ratio covenants under its credit facility at the end of the third quarter of 2002 because it expects that EBITDA will not be sufficient to satisfy the required levels under the covenant. A failure by the Company to comply with these covenants could result in an event of default under the credit facility, which could have a material adverse effect on the Company. The Company is currently in discussions with its lenders to amend its leverage ratio covenants, which would give the Company additional financial flexibility.

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

        The Company may, from time to time, use interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Effective April 18, 2001, the Company entered into an interest rate swap contract, which fixes the interest rate at 4.71% on $400,000 of variable rate debt through April 17, 2003. The interest differential is paid or received on a monthly basis and recognized currently as a component of interest expense. The counter-party to the swap is a major financial institution and management believes that the risk of incurring credit losses is remote.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        See Index of Exhibits on page 16. The Company did not file any Current Reports on Form 8-K during the quarterly period ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.

NATIONAL EQUIPMENT SERVICES, INC.
By:
Michael D. Milligan Chief Financial Officer

Form 10-Q: For the quarter ended June 30, 2002.

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1	Asset Purchase Agreement, dated as of June 30, 2002, by and among National Equipment Services, Inc., NES Companies, L.P. and United Rentals (North America), Inc.(1)
11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Current Report on Form 8-K dated July 2, 2002 (File No. 001-14163).

QuickLinks

NATIONAL EQUIPMENT SERVICES, INC. QUARTERLY REPORT ON FORM 10-Q For the Quarter ended June 30, 2002 INDEX
  PART I. FINANCIAL INFORMATION
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