Form 10-Q/A
period 2002-03-31
NATIONAL EQUIPMENT SERVICES INC
filed 2002-08-26
CIK 1051381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2 to Form 10-Q)

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

Explanatory Note

        This amendment is being filed to correct typographical and other clerical errors contained in the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002 filed on August 14, 2002. These changes consist of (i) a reclassification of net loss between continuing operations and discontinued operations in the consolidated statement of cash flows for the three months ended March 31, 2001 on page 5, (ii) a correction of the amount originally disclosed in Note 4 to the unaudited financial statements as proceeds from the sale of the Company's underground trench shoring business, and (iii) a correction of the table in Note 8 to the unaudited financial statements.

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

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2002	2001
Operating Activities:
Net loss from continuing operations	$(14,878)	$(7,269)
Net loss from discontinued operations	(1,631)	(1,034)

Net loss	(16,509)	(8,303)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	30,839	29,476
Cumulative effect of a change in accounting principle	25,596	—
Gain on sale of equipment	(1,919)	(1,449)
Deferred income taxes	(25,596)	(6,913)
Changes in operating assets and liabilities:
Accounts receivable	(11,500)	14,769
Inventory	(874)	(373)
Prepaid expenses and other assets	(3,155)	(4,959)
Accounts payable	(4,183)	(14,260)
Accrued expenses and other liabilities	10,690	4,177
Adjustments to reconcile net loss from discontinued operations to net cash (used in) provided by operating activities	2,540	(872)

Net cash provided by operating activities	5,929	11,293
Investing Activities:
Purchases of rental equipment	(11,953)	(4,079)
Proceeds from sale of rental equipment	6,508	5,855
Purchases of property and equipment	(1,199)	(846)
Proceeds from sale of property and equipment	399	154
Net cash (used in) provided by discontinued operations	5	(1,918)

Net cash used in investing activities	(6,240)	(834)
Financing Activities:
Proceeds from long-term debt	27,000	26,000
Payments on long-term debt and capital leases	(27,256)	(36,322)
Book overdrafts	(3,499)	(1,055)
Net cash provided by discontinued operations	174	186

Net cash used in financing activities	(3,581)	(11,191)

Net decrease in cash and cash equivalents	(3,892)	(732)
Cash and cash equivalents at beginning of period	4,199	3,162

Cash and cash equivalents at end of period	$307	$2,430

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

2001
Revenues	$168,991
Operating income	8,886
Net loss	(6,456)
Net loss per share:
Basic	$(0.31)
Diluted	$(0.31)
Weighed average shares outstanding
Basic	20,859
Diluted	20,859

        On June 30, 2002, the Company sold its underground trench shoring business. The proceeds from the sale of $108,890 were used to repay existing indebtedness under the Credit Facility on July 1, 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations.

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

        The following table presents the information for the reported segments for the quarters ended March 31:

	Traffic Safety	Continuing General Rental and Other	Discontinued Operations	Consolidated
2002:
Total revenues	$14,485	$123,966		$138,451
Operating income (loss)	(3,767)	5,126		1,359
Identifiable assets	104,836	809,839	109,694	1,024,369
Depreciation and amortization	2,971	27,014		29,985
Capital expenditures	780	12,372		13,152
Goodwill, net	39,645	98,469		138,114
2001:
Total revenues	$13,569	$113,922		$127,491
Operating income (loss)	(3,800)	9,386		5,586
Identifiable assets	114,173	975,682	114,685	1,204,540
Depreciation and amortization	3,414	25,337		28,751
Capital expenditures	795	4,129		4,924
Goodwill, net	39,971	257,243		297,214

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

        For the three months ended March 31, 2002 and 2001, the Company's net cash provided by operations was $5,929 and $11,293, respectively. The decrease in 2002 was due primarily to an increase in accounts receivable. For the three months ended March 31, 2002 and 2001, the Company's net cash used in investing activities was $6,240 and $834, respectively. Net cash used for investing activities consists primarily of purchases of rental equipment and property and equipment, and the increase in 2002 was attributable to increased purchases of rental equipment as compared to the same period in the previous year. For the three months ended March 31, 2002 and 2001, the Company's net cash used in financing activities was $3,581 and $11,191, respectively. Net cash used in financing activities consists primarily of repayments of indebtedness under the Company's credit facility. The decrease in 2002 is the result of the Company's need to fund the working capital requirements for BESI immediately following the acquisition with cash flow generated by operations.

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

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 23, 2002.

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