Form 10-Q/A
period 2002-06-30
NATIONAL EQUIPMENT SERVICES INC
filed 2002-08-26
CIK 1051381

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

Explanatory Note

        This amendment is being filed to correct typographical and other clerical errors contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002. The typographical errors include, among others, diluted income (loss) per share information on page 4 for the three months ended June 30, 2002. The corrected earnings per share amounts are the same as those previously announced by the Company. The Company has also corrected on page 4 its other comprehensive income (loss) from $1,498 to ($1,498) and its comprehensive income (loss) from $2,411 to ($585), both for the three months ended June 30, 2002. The Company has also made corresponding corrections to other comprehensive income (loss) and comprehensive income (loss) for the six months ended June 30, 2002 on page 4, and to accumulated other comprehensive loss and accrued expenses and other liabilities at June 30, 2002 on page 3. The Company has also corrected Notes 2 and 8 to the unaudited financial statements and has reclassified certain amounts in its December 31, 2001 consolidated balance sheet on page 3. The Company has also corrected Part II - Item 4.

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$3,703	$4,199
Accounts receivable, net of allowance for doubtful accounts of $8,168 and $5,844, respectively	128,813	102,144
Receivable from sale of discontinued operations	108,890	—
Inventory, net	27,528	26,785
Rental equipment, net	543,720	576,680
Property and equipment, net	50,652	52,283
Intangible assets, net	139,286	296,609
Loan origination costs, net	7,887	10,548
Deferred income taxes	—	10,066
Prepaid expenses and other assets, net	12,361	11,369
Assets associated with discontinued operations	13,227	111,648

Total assets	$1,036,067	$1,202,331

Liabilities
Book overdraft	$6,041	$8,040
Accounts payable	29,410	20,386
Accrued interest	8,633	7,847
Deferred income taxes, net	—	35,662
Accrued expenses and other liabilities	57,120	61,380
Debt	868,957	869,015
Liabilities associated with discontinued operations	12,187	3,373

Total liabilities	982,348	1,005,703

Senior redeemable convertible preferred stock	96,546	96,297
Commitments and contingencies	—	—
Stockholders' Equity
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings (accumulated deficit)	(138,882)	6,468
Stock subscriptions receivable	(80)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive loss	(8,931)	(11,101)

Total stockholders' equity (deficit)	(42,827)	100,331

Total liabilities and stockholders' equity (deficit)	$1,036,067	$1,202,331

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Rental revenues	$116,034	$108,484	$221,780	$207,498
New equipment sales	11,633	13,606	21,095	24,344
Rental equipment sales	10,537	8,474	17,045	14,328
Parts, service and other	23,445	20,195	40,179	32,079

Total revenues	$161,649	$150,759	$300,099	$278,249
Cost of revenues
Rental equipment depreciation	28,539	24,726	56,085	49,111
Cost of new equipment sales	9,294	10,355	16,638	18,528
Cost of rental equipment sales	6,345	6,019	11,005	10,487
Other operating expenses	66,378	57,624	126,954	107,235

Total cost of revenues	110,556	98,724	210,682	185,361

Gross profit	51,093	52,035	89,417	92,888
Selling, general and administrative expenses	35,725	30,346	70,250	61,748
Non-rental depreciation and amortization	2,447	4,184	4,886	8,550

Operating income	12,921	17,505	14,281	22,590
Other income, net	333	124	779	302
Interest expense, net	17,543	17,321	34,227	35,793

Income (loss) from continuing operations before income taxes	(4,289)	308	(19,167)	(12,901)
Income tax expense (benefit)	—	1,456	—	(4,196)

Loss from continuing operations	(4,289)	(1,148)	(19,167)	(8,705)
Discontinued operations:
Loss from discontinued operations, net of tax	(1,779)	(126)	(3,409)	(873)
Gain on disposal of discontinued operations, net of tax	6,981	—	6,981	—

Income (loss) before cumulative effect of a change in accounting principle	913	(1,274)	(15,595)	(9,578)
Cumulative effect of a change in accounting principle, net of tax	—	—	(129,505)	—

Net income (loss)	$913	$(1,274)	$(145,100)	$(9,578)
Other comprehensive income (loss)	(1,498)	—	2,170	—

Comprehensive loss	$(585)	$(1,274)	$(142,930)	$(9,578)
Basic income (loss) per common share:
Continuing operations	$(0.21)	$(0.06)	$(0.90)	$(0.43)
Discontinued operations	0.25	(0.01)	0.16	(0.04)
Cumulative effect of a change in accounting principle	—	—	(6.14)	—

Net earnings (loss)	$0.04	$(0.07)	$(6.88)	$(0.47)
Diluted income (loss) per common share:
Continuing operations	$(0.21)	$(0.06)	$(0.90)	$(0.43)
Discontinued operations	0.25	(0.01)	0.16	(0.04)
Cumulative effect of a change in accounting principle	—	—	(6.14)	—

Net earnings (loss)	$0.04	$(0.07)	$(6.88)	$(0.47)
Weighted average shares outstanding:
Basic	21,151	20,924	21,135	20,891
Diluted	21,151	20,924	21,135	20,891

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2002	2001
Operating Activities:
Net loss from continuing operations	$(19,167)	$(8,705)
Net income (loss) from discontinued operations	(3,409)	(873)

Net loss	(22,576)	(9,578)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	63,829	59,509
Gain on sale of discontinued operations	6,981	—
Cumulative effect of a change in accounting principle	25,596	—
Gain on sale of equipment	(6,213)	(3,885)
Deferred income taxes	(25,596)	(5,553)
Changes in operating assets and liabilities:
Accounts receivable	(26,669)	7,001
Inventory	(743)	(4,118)
Prepaid expenses and other assets	(108,434)	(1,997)
Accounts payable	9,024	(5,857)
Accrued expenses and other liabilities	(1,303)	221
Adjustments to reconcile net loss from discontinued operations to net cash provided by operating activities	107,075	1,430

Net cash provided by operating activities	20,971	37,173
Investing Activities:
Purchases of rental equipment	(33,455)	(8,829)
Proceeds from sale of rental equipment	17,045	14,329
Purchases of property and equipment	(3,499)	(5,424)
Proceeds from sale of property and equipment	519	481
Net cash provided by (used in) discontinued operations	5	(3,276)

Net cash used in investing activities	(19,385)	(2,719)
Financing Activities:
Proceeds from long-term debt	27,000	38,001
Payments on long-term debt and capital leases	(27,256)	(68,852)
Book overdrafts	(1,999)	(1,936)
Net cash provided by discontinued operations	173	139

Net cash used in financing activities	(2,082)	(32,648)

Net (decrease) increase in cash and cash equivalents	(496)	1,806
Cash and cash equivalents at beginning of period	4,199	3,162

Cash and cash equivalents at end of period	$3,703	$4,968

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

        Derivative Instrument—Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective as of January 1, 2001. Currently, the Company's only derivative is an interest rate swap used to hedge a portion of the Company's debt and is designated as a cash flow hedging instrument. The Company's objective for holding the derivative is to minimize interest rate risks and stabilize cash flows. The derivative is required to be recorded as an asset or liability on the consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Any ineffectiveness in the hedge will be recorded as an adjustment to earnings. As of June 30, 2002, the derivative liability totaled $8,931 and was recorded as an accrued liability on the consolidated balance sheet.

        Comprehensive Income—Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be disclosed in the financial statements for all periods presented became effective in 1999. The only item of other comprehensive income applicable to the Company is a change in the fair value of a derivative instrument, totaling $2,170 of income during the six-month period ending June 30, 2002.

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

        The effect of adopting the new standards on net income and diluted earnings per share for the quarter ended June 30, 2001 is as follows:

	For the three Months Ended June 30, 2001	For the six Months Ended June 30, 2001
Reported net loss	$(1,274)	(9,578)
Plus: goodwill amortization	2,636	5,067
Adjusted net income	$1,362	(4,511)
Diluted earnings per share:
Reported net loss	$(0.07)	(0.47)
Goodwill amortization	$0.12	0.24
Adjusted net income	$0.05	(0.23)

        Reclassifications—Certain reclassifications of prior year financial statement amounts have been made to conform to the current year reporting.

3.    Earnings per share

        The Company's earnings per share for the three and six months ended June 30, 2002 and 2001 are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Loss from continuing operations	$(4,289)	$(1,148)	$(19,167)	$(8,705)
Less accretion on preferred stock	(125)	(125)	(250)	(250)

Loss from continuing operations available to common stockholders	$(4,414)	$(1,273)	$(19,417)	$(8,955)
Weighted average shares	21,151	21,151	21,151	21,151
Less unvested stock	—	(227)	(16)	(260)

Basic weighted average shares	21,151	20,924	21,135	20,891
Effect of dilutive securities
Unvested stock	—	—	—	—
Convertible preferred stock	—	—	—	—

Diluted weighted average shares	21,151	20,924	21,135	20,891
Basic income (loss) per share from continuing operations	$(0.21)	$(0.06)	$(0.90)	$(0.43)
Diluted income (loss) per share from continuing operations	$(0.21)	$(0.06)	$(0.90)	$(0.43)

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2001	2001
Revenues	$191,859	360,849
Operating income	19,005	27,390
Net loss	(1,274)	(8,478)
Net loss per share:
Basic	$(0.07)	(0.42)
Diluted	$(0.07)	(0.42)
Weighed average shares outstanding
Basic	20,924	20,891
Diluted	20,924	20,891

        On June 30, 2002, the Company sold its underground trench shoring business. The proceeds of $108,890 from the sale were used to repay existing indebtedness under the Credit Facility on July 1, 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations.

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

        The Credit Facility contains certain covenants that, among other things, require the Company to satisfy certain financial tests, including tests relating to (i) the ratio of senior debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), (ii) minimum interest coverage ratio and (iii) the ratio of funded debt to EBITDA. In addition, the Credit Facility and the indentures for the Series B and Series D Notes contain certain covenants that set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends. The Company is currently in compliance with all covenants of the Credit Facility and the indentures for the Series B and Series D Notes. However, based on current operating projections, the Company expects that it will violate the leverage covenants under its Credit Facility at the end of the third quarter of 2002. A failure by the Company to comply with these covenants could result in an event of default under the Credit Facility, which could have an adverse effect on the Company. The Company is currently in discussions with its lenders to amend its leverage covenants, which would give the Company additional financial flexibility.

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

        The following table presents the information for the reported segments for the quarters ended June 30:

	Traffic Safety	Continuing General Rental and Other	Discontinued Operations	Consolidated
2002:
Total revenues	30,998	130,651		161,649
Operating income	4,910	8,011		12,921
Identifiable assets	112,798	910,042	13,227	1,036,067
Depreciation and amortization	2,942	28,044		30,986
Capital expenditures	1,983	17,435		19,418
Goodwill, net	39,644	97,025		136,669
2001:
Total revenues	33,502	117,257		150,759
Operating income	5,848	11,657		17,505
Identifiable assets	123,660	948,754	114,854	1,187,268
Depreciation and amortization	3,503	25,407		28,910
Capital expenditures	2,519	9,300		11,819
Goodwill, net	40,731	260,114		300,845

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

        For the six months ended June 30, 2002 and 2001, the Company's net cash provided by operations was $20,971 and $37,173, respectively. For the six months ended June 30, 2002 and 2001, the Company's net cash used in investing activities was $19,385 and $2,719, respectively. Net cash used for investing activities consists primarily of purchases of rental equipment and property and equipment. For the six months ended June 30, 2002 and 2001, the Company's net cash used in financing activities was $2,082 and $32,648, respectively. Net cash used in financing activities consists primarily of repayments of indebtedness under the Company's credit facility.

        The Company's credit facility provides for a $100,000 term loan and a revolving credit facility up to a maximum of $550,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. Under the provisions of the credit facility, the Company reflected the $108,890 proceeds from the sale of the trench shoring business as a reduction in debt in its June 30, 2002 borrowing base. These proceeds were received on July 1, 2002 and immediately applied against outstanding debt under the credit facility. As a result, as of June 30, 2002, $487,535 was outstanding under the credit facility. Based upon the available borrowing base (which is based on inventory, accounts receivable and rental equipment amounts) at June 30, 2002, the Company had additional availability of $44,171 on the revolving credit facility. The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests, including tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The credit facility also contains various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. The Company is currently in compliance with all covenants under its credit facility. However, based on current operating projections, the Company expects that it will violate the leverage covenants under its credit facility at the end of the third quarter of 2002 because it expects that EBITDA will not be sufficient to satisfy the required levels under the covenant. A failure by the Company to comply with these covenants could result in an event of default under the credit facility, which could have a material adverse effect on the Company. The Company is currently in discussions with its lenders to amend its leverage covenants, which would give the Company additional financial flexibility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The Company held its annual meeting of stockholders on May 30, 2002.

(b)
Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the definitive proxy statement of the Company dated as of April 29, 2002, and all of such nominees were elected.

(c)
Briefly described below is each matter voted upon at the annual meeting. The number of shares of common stock of the Company issued and outstanding and entitled to 1 vote per share on matters submitted at the annual meeting was 21,151,163. The number of shares of preferred stock of the Company issued and outstanding and entitled to 76.923077 votes per share on matters submitted at the annual meeting was 100,000. Such shares of common stock and preferred stock were entitled to cast an aggregate of 28,843,471 votes at the annual meeting.

(i)
Election of directors of the Company.

  All proxy nominees for directors as listed in the proxy statement were elected to serve three-year terms with the following vote:

Nominee	For	Against	Abstain
John Molner	24,520,386	0	38,560
Ronald St. Clair	24,519,601	0	39,345
  (ii)
  Ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending December 31, 2002.

        The appointment of PricewaterhouseCoopers LLP was ratified with the following vote:

For	Against	Abstain
24,524,366	32,391	2,189

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