Form 10-Q
period 2002-09-30
NATIONAL EQUIPMENT SERVICES INC
filed 2002-11-14
CIK 1051381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of November 5, 2002.

NATIONAL EQUIPMENT SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and cash equivalents	$5,368	$4,199
Accounts receivable, net of allowance for doubtful accounts of $7,658 and $5,844, respectively	131,299	102,144
Inventory, net	25,759	26,785
Rental equipment, net	529,332	576,680
Property and equipment, net	48,880	52,283
Intangible assets, net	139,028	296,609
Loan origination costs, net	6,437	10,548
Deferred income taxes	—	10,066
Prepaid expenses and other assets, net	12,742	11,369
Assets associated with discontinued operations	3,856	111,648
Total assets	$902,701	$1,202,331
Liabilities
Book overdraft	$2,806	$8,040
Accounts payable	26,231	20,386
Accrued interest	13,968	7,847
Deferred income taxes, net	—	35,662
Accrued expenses and other liabilities	48,467	61,380
Debt	762,271	869,015
Liabilities associated with discontinued operations	3,281	3,373
Total liabilities	857,024	1,005,703
Senior redeemable convertible preferred stock	96,671	96,297
Commitments and contingencies	—	—
Stockholders' Equity
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings (accumulated deficit)	(148,548)	6,468
Stock subscriptions receivable	(80)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive loss	(7,432)	(11,101)
Total stockholders' equity (deficit)	(50,994)	100,331
Total liabilities and stockholders' equity (deficit)	$902,701	$1,202,331

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Rental revenues	$122,214	$109,865	$343,994	$317,363
New equipment sales	11,062	11,017	32,157	35,362
Rental equipment sales	13,760	5,422	30,804	19,751
Parts, service and other	24,416	21,741	64,596	53,819
Total revenues	$171,452	$148,045	$471,551	$426,295
Cost of revenues
Rental equipment depreciation	29,576	23,811	85,661	72,922
Cost of new equipment sales	9,519	8,174	26,157	26,702
Cost of rental equipment sales	11,997	4,811	23,002	15,298
Other operating expenses	72,235	59,385	199,190	166,260
Total cost of revenues	123,327	96,181	334,010	281,182
Gross profit	48,125	51,864	137,541	145,113
Selling, general and administrative expenses	38,001	31,221	108,251	93,146
Non-rental depreciation and amortization	2,286	4,336	7,172	13,070
Operating income	7,838	16,307	22,118	38,897
Other income, net	252	202	1,032	505
Interest expense, net	17,631	16,081	51,858	51,875
Income (loss) from continuing operations before income taxes	(9,541)	428	(28,708)	(12,473)
Income tax expense (benefit)	—	540	—	(3,657)
Loss from continuing operations	(9,541)	(112)	(28,708)	(8,816)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	769	(3,409)	(104)
Gain on disposal of discontinued operations, net of tax	—	—	6,981	—
Income (loss) before cumulative effect of a change in accounting principle	(9,541)	657	(25,136)	(8,920)
Cumulative effect of a change in accounting principle, net of tax	—	—	(129,505)	—
Net income (loss)	$(9,541)	$657	$(154,641)	$(8,920)
Other comprehensive income (loss)	1,499	(9,871)	3,669	(10,793)
Comprehensive loss	$(8,042)	$(9,214)	$(150,972)	$(19,713)
Basic income (loss) per common share:
Continuing operations	$(0.46)	$(0.01)	$(1.37)	$(0.44)
Discontinued operations	—	0.04	0.17	(0.00)
Cumulative effect of a change in accounting principle	—	—	(6.13)	—
Net earnings (loss)	$(0.46)	$0.03	$(7.33)	$(0.44)
Diluted income (loss) per common share:
Continuing operations	$(0.46)	$(0.01)	$(1.37)	$(0.44)
Discontinued operations	—	0.04	0.17	(0.00)
Cumulative effect of a change in accounting principle	—	—	(6.13)	—
Net earnings (loss)	$(0.46)	$0.03	$(7.33)	$(0.44)
Weighted average shares outstanding:
Basic	21,151	20,989	21,140	20,924
Diluted	21,151	20,989	21,140	20,924

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2002	2001
Operating Activities:
Net loss	$(154,641)	$(8,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,142	88,743
Gain on sale of discontinued operations	(6,981)	—
Cumulative effect of a change in accounting principle	129,505	—
Gain on sale of equipment	(8,167)	(4,604)
Deferred income taxes	—	(4,120)
Changes in operating assets and liabilities:
Accounts receivable	(29,155)	6,734
Inventory	1,026	(333)
Prepaid expenses and other assets	(24)	(586)
Accounts payable	5,845	(14,843)
Accrued expenses and other liabilities	(3,123)	8,740
Net cash provided by discontinued operations	6,062	939
Net cash provided by operating activities	37,489	71,750
Investing Activities:
Proceeds received from sale of discontinued operations	108,890	—
Purchases of rental equipment	(58,778)	(16,214)
Proceeds from sale of rental equipment	30,804	19,751
Purchases of property and equipment	(6,150)	(8,762)
Proceeds from sale of property and equipment	1,361	930
Net cash used in discontinued operations	—	(3,409)
Net cash provided by (used in) investing activities	76,127	(7,704)
Financing Activities:
Proceeds from long-term debt	37,000	41,001
Payments on long-term debt and capital leases	(143,942)	(109,652)
Book overdrafts	(5,234)	2,301
Net cash provided by (used in) discontinued operations	(271)	129
Net cash used in financing activities	(112,447)	(66,221)
Net increase (decrease) in cash and cash equivalents	1,169	(2,175)
Cash and cash equivalents at beginning of period	4,199	3,162
Cash and cash equivalents at end of period	$5,368	$987

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

2.    Basis of presentation

        General—The accompanying unaudited financial statements as of and for the quarters ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2001 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year. Due to the seasonality that impacts a significant portion of the Company's locations, the second and third quarters are typically the most active quarters for the Company.

        Derivative Instrument—Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective as of January 1, 2001. Currently, the Company's only derivative is an interest rate swap used to hedge a portion of the Company's debt and is designated as a cash flow hedging instrument. The Company's objective for holding the derivative is to minimize interest rate risks and stabilize cash flows. The derivative is required to be recorded as an asset or liability on the consolidated balance sheet at fair value, with any changes in the fair value of the derivative recorded in other comprehensive income. As of September 30, 2002, the derivative liability totaled $7,432 and was recorded as an accrued liability on the consolidated balance sheet.

        Comprehensive Income—Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be disclosed in the financial statements for all periods presented became effective in 1999. The only item of other comprehensive income applicable to the Company is a change in the fair value of a derivative instrument, totaling $1,499 and $3,669 of income during the three- and nine-month periods ending September 30, 2002.

        Recently Issued Accounting Standards—In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the recission of Statement No. 4 are effective beginning in 2003. All other provisions are effective after May 15, 2002. There will be no material effect resulting from the adoption of the Statement.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," that supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. All business combinations under the scope of SFAS No. 141 are to be accounted for using the purchase method. There will be no material effect resulting from the adoption of the Statement.

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

        The effect of adopting the new standards on net income and diluted earnings per share for the three and nine months ended September 30, 2001 is as follows:

	For the three Months Ended September 30, 2001	For the nine Months Ended September 30, 2001
Reported net income (loss)	$657	$(8,920)
Plus: goodwill amortization	2,511	7,578
Adjusted net income (loss)	$3,168	$(1,342)
Diluted earnings (loss) per share:
Reported net income (loss)	$0.02	$(0.44)
Goodwill amortization	$0.09	$0.36
Adjusted net income (loss)	$0.11	$(0.08)

        The Company's intangible asset balance at September 30, 2002 consists of $136,790 goodwill subject to annual impairment tests under SFAS 142 and $2,238 of non-compete agreements recorded at a cost of $9,595 and amortized on a straight-line basis over five years. Accumulated amortization on these agreements was $7,357 at September 30, 2002, and amortization expense for the nine months ended September 30, 2002 is $1,153. Amortization expense for the years ended December 31, 2002, 2003, 2004 and 2005 is estimated to be $1,556, $1,129, $624 and $82, respectively.

        Reclassifications—Certain reclassifications of prior year financial statement amounts have been made to conform to the current year reporting.

3.    Earnings per share

        The Company's earnings per share for the three and nine months ended September 30, 2002 and 2001 are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Loss from continuing operations	$(9,541)	$(112)	$(28,708)	$(8,816)
Less accretion on preferred stock	(125)	(125)	(375)	(375)
Loss from continuing operations available to common stockholders	$(9,666)	$(237)	$(29,083)	$(9,191)
Weighted average shares	21,151	21,151	21,151	21,151
Less unvested stock	—	(162)	(11)	(227)
Basic weighted average shares	21,151	20,989	21,140	20,924
Effect of dilutive securities
Unvested stock	—	—	—	—
Convertible preferred stock	—	—	—	—
Diluted weighted average shares	21,151	20,989	21,140	20,924
Basic loss per share from continuing operations	$(0.46)	$(0.01)	$(1.37)	$(0.44)
Diluted loss per share from continuing operations	$(0.46)	$(0.01)	$(1.37)	$(0.44)

        The effect of dilutive securities is omitted from the computation of earnings per share during periods of net loss because inclusion would be anti-dilutive by reducing the loss per share. At September 30, 2002 and 2001, stock options totaling approximately 3,300 and 2,800, respectively, were excluded from the computation of the diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

4.    Acquisitions and Dispositions

        In December 2001, the Company purchased the North American equipment rental business of Brambles U.S.A. and Brambles Canada ("Brambles"), an equipment rental company based in Taylor, MI. The following unaudited financial information for the three and nine months ended September 30, 2001 represents the pro forma results of operations as if the Brambles acquisition had been completed on January 1, 2001, after giving effect to certain adjustments including increased depreciation of property and equipment, interest expense for acquisition debt and amortization of related intangibles. These pro forma results and loss per share have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved had this acquisition been completed as of January 1, 2001, nor are the results indicative of the Company's future results of operations.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Revenues	$190,745	$551,595
Operating income	21,107	48,497
Net income (loss)	2,657	(5,820)
Net income (loss) per share:
Basic	$0.12	$(0.30)
Diluted	$0.09	$(0.30)
Weighed average shares outstanding
Basic	20,989	20,924
Diluted	28,843	20,924

        On June 30, 2002, the Company sold its underground trench shoring business. The proceeds of $108,890 from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations. For the period from January 1, 2002 to June 30, 2002, the trench shoring business incurred a loss of $3,409. On June 30, 2002, the Company recognized a gain of $6,981 in conjunction with the sale.

5.    Inventory

        Inventory, net consists of the following, at:

	September 30, 2002	December 31, 2001
New equipment	$4,907	$5,288
Used equipment	3,153	4,512
Contractor supplies	5,802	4,495
Parts	15,584	17,166
	29,446	31,461
Reserves for excess and obsolete inventory	(3,687)	(4,676)
	$25,759	$26,785

6.    Income Taxes

        As a result of the adoption of SFAS No. 142, the Company's deferred tax assets exceeded the Company's deferred tax liabilities. The Company did not provide any current or deferred US federal, state or foreign income tax provision or benefit during 2002 because it has recently experienced significant operating losses. The Company has provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability. At September 30, 2002, the valuation allowance was $16,384.

7.    Debt

        The Company's Credit Facility, as amended, provides for a term loan of $70,000 and a revolving loan of $480,000. Based upon the available borrowing base (which is based on the book value of the Company's inventory and accounts receivable and the appraised value of the Company's rental equipment) at September 30, 2002, the Company had $28,487 available on the revolving Credit Facility loan, of which $6,875 is reserved for the interest payments on the Company's Series B Notes and Series D Notes. The Credit Facility is collateralized by substantially all of the Company's assets and extends to July 2003.

        The available borrowing base is recomputed monthly. In the event that the book value of the Company's inventory or accounts receivable or the appraised value of the Company's rental equipment declines without a corresponding increase in one of the other categories, the available borrowing base will be reduced accordingly. A significant reduction in the available borrowing base would adversely affect the Company's liquidity, including its ability to pay interest on the Series B Notes and the Series D Notes when due. A failure to pay such interest when due would result in a default under the indentures governing the Series B Notes and the Series D Notes, which would have a material adverse effect on the Company. The necessary appraisal of the Company's rental equipment for purposes of calculating the Company's October 2002 borrowing base under the Credit Facility has not yet been finalized. The results of this appraisal could reduce the Company's available borrowing base such that the Company would be prohibited by the Credit Facility from paying the interest due on the Series B Notes and the Series D Notes at the end of November 2002, which would have a material adverse effect on the Company.

        During 1997, the Company issued $100,000 of Senior Subordinated Notes due November 2004 (the "Series A Notes") at a discount netting proceeds of $99,000. During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due November 2004, Series B (the "Series B Notes"), which have been registered for public trading, for the Series A Notes. During 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the "Series C Notes") at a discount netting proceeds of $122,000. During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,000. Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), which have been registered for public trading, for the Series C Notes.

        The Company is a holding company with no independent operations, and the Company's assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company's subsidiaries make full, unconditional, joint and several guarantees of the Series B Notes and the Series D Notes, and all of these subsidiaries are directly or indirectly wholly-owned by the Company. There are no restrictions on the ability of the Company to obtain funds from these subsidiaries by dividend or loan. The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors.

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

        As of September 30, 2002, the Company was not in compliance with the leverage covenants under its Credit Facility. In October 2002, the Company amended its Credit Facility to reduce the maximum available borrowings under the revolving credit facility from $550,000 to $480,000 and to revise certain covenants. As a result of this amendment, the Company is currently in compliance with all covenants of the Credit Facility and the indentures governing the Series B Notes and the Series D Notes. However, the Company expects that it will not be able to deliver the October 2002 borrowing base calculation to its lenders until after the November 15 due date required under the Credit Facility because the necessary appraisal of the Company's rental equipment has not yet been finalized. In addition, there can be no assurance that the Company will be in compliance with all other covenants and satisfy all financial ratios and tests under the Credit Facility in the future. Any such failure would have a material adverse effect on the Company.

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

        The following table presents the information for the reported segments for the quarters ended September 30:

	Traffic Safety	Continuing General Rental and Other	Discontinued Operations	Consolidated
2002:
Total revenues	$34,435	$137,017		$171,452
Operating income	5,328	2,510		7,838
Identifiable assets	112,580	786,265	$3,856	902,701
Depreciation and amortization	2,889	28,973		31,862
Capital expenditures	1,593	26,143		27,736
Goodwill, net	39,645	97,145		136,790
2001:
Total revenues	$36,696	$111,349		$148,045
Operating income	7,295	9,012		16,307
Identifiable assets	121,309	917,298	$115,548	1,154,155
Depreciation and amortization	3,366	24,781		28,147
Capital expenditures	1,554	2,579		4,133
Goodwill, net	39,560	255,359		294,919

        The following table presents the information for the reported segments for the nine months ended September 30:

	Traffic Safety	Continuing General Rental and Other	Discontinued Operations	Consolidated
2002:
Total revenues	$79,918	$391,633		$471,551
Operating income	6,471	15,647		22,118
Identifiable assets	112,580	786,265	$3,856	902,701
Depreciation and amortization	8,801	84,032		92,833
Capital expenditures	4,356	60,572		64,928
Goodwill, net	39,645	97,145		136,790
2001:
Total revenues	$83,767	$342,528		$426,295
Operating income	9,344	29,553		38,897
Identifiable assets	121,309	917,298	$115,548	1,154,155
Depreciation and amortization	14,260	71,730		85,990
Capital expenditures	4,072	20,904		24,976
Goodwill, net	39,560	255,359		294,919

9.    Restructuring charge

        During the fourth quarter of 2001, the Company recorded a non-recurring pre-tax restructuring charge of $1,700 related to the acquisition of Brambles. This charge consists primarily of a reserve for lease termination and severance costs. More than 200 branch and administrative employees have been terminated in conjunction with this restructuring. The Company also established a reserve of $8,000, which was recorded against goodwill, related to the closure of certain Brambles locations in conjunction with the purchase accounting for the acquisition (Note 4). Details of the restructuring reserve are as follows:

	Balance at December 31, 2001	Utilized	Balance at September 30, 2002
Lease termination costs and other facility closure costs	$5,059	$2,246	$2,813
Severance	4,641	2,927	1,714
	$9,700	$5,173	$4,527

        It is expected that the restructuring activities will be substantially complete by the end of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table shows information derived from the Company's historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollar amounts in thousands)
Rental revenues	71.3%	74.2%	73.0%	74.5%
New equipment sales	6.5	7.4	6.8	8.3
Rental equipment sales	8.0	3.7	6.5	4.6
Parts, service and other	14.2	14.7	13.7	12.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	71.9	65.0	70.8	66.0
Gross margin	28.1	35.0	29.2	34.0
Selling, general and administrative expenses	22.2	21.1	23.0	21.8
Non-rental depreciation and amortization	1.3	2.9	1.5	3.1
Operating income	4.6	11.0	4.7	9.1
Other income, net	0.1	0.1	0.2	0.1
Interest expense, net	10.3	10.9	11.0	12.2
Income (loss) before income taxes	(5.6)	0.2	(6.1)	(3.0)
Income tax expense (benefit)	—	0.3	—	(0.9)
Income (loss) from continuing operations	(5.6)	(0.1)	(6.1)	(2.1)
Income (loss) from discontinued operations, net of tax	—	0.5	(0.7)	(0.0)
Gain on disposal of discontinued operations, net of tax	—	—	1.5	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(27.5)	—
Net income (loss)	(5.6)%	0.4%	(32.8)%	(2.1)%

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared with Three and Nine Months Ended September 30, 2001

Revenues

        Total revenues increased to $171,452 for the three months ended September 30, 2002 from $148,045 for the three months ended September 30, 2001 and to $471,551 for the nine months ended September 30, 2002 from $426,295 for the nine months ended September 30, 2001. Rental revenues increased to $122,214 for the three months ended September 30, 2002 from $109,865 for the three months ended September 30, 2001 and to $343,994 for the nine months ended September 30, 2002 from $317,363 for the nine months ended September 30, 2001. The increase in rental revenues was primarily the result of the operations acquired in conjunction with the Company's acquisition of the North American equipment rental business of Brambles U.S.A. and Brambles Canada ("Brambles"), partially offset by a slower economy. Rental equipment sales were up $8,338 and $11,053 for the three- and nine-month periods in 2002 as compared to the same periods in 2001. These increases are the result of a variety of fleet management techniques utilized during the year, including fleet auctions and vendor trade packages, in an effort to improve the overall quality of the Company's fleet. New equipment sales for the three months ended September 30, 2002 were consistent with the same period in the prior year, while parts, service and other revenues increased $2,675. New equipment sales for the nine months ended September 30, 2002 declined $3,205 from the same period in the prior year, and parts, service and other revenue increased $10,777. Similar to the increase in rental revenues, the increase in parts, service and other revenue for the three and nine months ended September 30, 2002, were primarily the result of the Brambles acquisition.

        Total revenues within the Company's General Rental and Other operations increased to $137,017 for the three months ended September 30, 2002 from $111,349 for the three months ended September 30, 2001 and to $391,633 for the nine months ended September 30, 2002 from $342,528 for the nine months ended September 30, 2001 as a result of the Brambles acquisition. Rental revenues increased 15% and 10% for the three- and nine-month periods in 2002 as compared to the same periods in 2001.

        Total revenues within the Company's Traffic Safety operations decreased to $34,435 for the three months ended September 30, 2002 from $36,696 for the three months ended September 30, 2001 and to $79,918 for the nine months ended September 30, 2002 from $83,767 for the nine months ended September 30, 2001 due to increased rental rate pressure. Rental revenues declined 5% and 4% for the three- and nine-month periods in 2002 as compared to the same periods in 2001.

Gross Profit

        Gross profit decreased to $48,125 for the three months ended September 30, 2002 from $51,864 for the three months ended September 30, 2001 and to $137,541 for the nine months ended September 30, 2002 from $145,113 for the nine months ended September 30, 2001. Gross margins decreased to 28.1% from 35.0% and to 29.2% from 34.0% during these respective periods. The decreases are a reflection of the declining margins earned on fleet sales in 2002 in connection with the fleet management techniques discussed above.

        Gross profit within the General Rental and Other operations declined slightly to $38,189 for the three months ended September 30, 2002 from $38,306 for the three months ended September 30, 2001 and to $117,823 for the nine months ended September 30, 2002 from $118,067 for the nine months ended September 30, 2001. The decreases are primarily due to increased pressure on rental rates more than offsetting the increase in revenues.

        Gross profit within the Traffic Safety operations decreased to $9,936 for the three months ended September 30, 2002 from $13,558 for the three months ended September 30, 2001 and to $19,718 for the nine months ended September 30, 2002 from $27,046 for the nine months ended September 30, 2001. The decreases are primarily due to increased pressure on rental rates, which has depressed the segment's gross margins for both the three- and nine-periods ended September 30, 2002.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $38,001 for the three months ended September 30, 2002 from $31,221 for the three months ended September 30, 2001 and to $108,251 for the nine months ended September 30, 2002 from $93,146 for the nine months ended September 30, 2001. As a percentage of total revenues, selling, general and administrative expenses increased to 22.2% from 21.1% and to 23.0% from 21.8% during these respective periods. These increases are primarily the result of additional infrastructure acquired in conjunction with the Brambles transaction.

        Selling general and administrative expenses for the General Rental and Other operations have increased to $33,564 for the three months ended September 30, 2002 from $26,274 for the three months ended September 30, 2001 and to $95,500 for the nine months ended September 30, 2002 from $79,420 for the nine months ended September 30, 2001. Cost reduction initiatives undertaken to date do not completely offset the additional infrastructure acquired with Brambles.

        Selling, general and administrative expenses for the Traffic Safety operations have declined to $4,437 for the three months ended September 30, 2002 from $4,947 for the three months ended September 30, 2001 and to $12,751 for the nine months ended September 30, 2002 from $13,726 for the nine months ended September 30, 2001. These decreases are the result of various cost-savings initiatives implemented during 2002 within the Traffic Safety operations.

Non-rental Depreciation and Amortization

        Non-rental depreciation and amortization decreased to $2,286 for the three months ended September 30, 2002 from $4,336 for the three months ended September 30, 2001 and to $7,172 for the nine months ended September 30, 2002 from $13,070 for the nine months ended September 30, 2001. This decrease is primarily the result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002, under which no amortization expense of goodwill is recorded.

Interest Expense, Net

        Interest expense, net, increased to $17,631 for the three months ended September 30, 2002 from $16,081 for the three months ended September 30, 2001, but declined slightly to $51,858 for the nine months ended September 30, 2002 from $51,875 for the nine months ended September 30, 2001. The increase in interest expense, net, for the three months ended September 30, 2002 as compared to the same period in the prior year is the result of higher average debt balances associated with continuing operations in the current year, partially offset by lower interest rates in the current year on the company's variable rate debt.

Loss from Discontinued Operations

        On June 30, 2002, the Company sold its underground trench shoring business. The proceeds from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations.

Gain on Disposal of Discontinued Operations

        The gain on the disposal of discontinued operations reflects the gain recognized in conjunction with the sale of the underground trench shoring business discussed above.

Cumulative Effect of a Change in Accounting Principle

        The cumulative effect of a change in accounting principle reflects the charge recognized in conjunction with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

Liquidity and Capital Resources

        The Company's primary capital requirements are for purchasing new rental equipment. The Company's other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $58,778 and $16,214 in the first nine months of 2002 and 2001, respectively.

        For the nine months ended September 30, 2002 and 2001, the Company's net cash provided by operations was $37,489 and $71,750, respectively. For the nine months ended September 30, 2002 and 2001, the Company's net cash provided by (used in) investing activities was $76,127 and $(7,704), respectively. Net cash used for investing activities consists primarily of purchases of rental equipment and property and equipment offset by proceeds received on the sale of discontinued operations. For the nine months ended September 30, 2002 and 2001, the Company's net cash used in financing activities was $112,447 and $66,221, respectively. Net cash used in financing activities consists primarily of repayments of indebtedness under the Company's credit facility.

        The Company's credit facility, as amended, provides for a $70,000 term loan and a revolving credit facility up to a maximum of $480,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. As of September 30, 2002, $494,751 was outstanding under the credit facility. Based upon the available borrowing base (which is based on the book value of the Company's inventory and accounts receivable and the appraised value of the Company's rental equipment) at September 30, 2002, the Company had additional availability of $28,487 on the revolving Credit Facility loan, of which $6,875 is reserved for the interest payments on the Series B Notes and Series D Notes. The available borrowing base is recomputed monthly. In the event that the book value of the Company's inventory or accounts receivable or the appraised value of the Company's rental equipment declines without a corresponding increase in one of the other categories, the available borrowing base will be reduced accordingly. A significant reduction in the available borrowing base would adversely affect the Company's liquidity, including its ability to pay interest on the Series B Notes and the Series D Notes when due. A failure to pay such interest when due would result in a default under the indentures governing the Series B Notes and the Series D Notes, which would have a material adverse effect on the Company. The necessary appraisal of the Company's rental equipment for purposes of calculating the Company's October 2002 borrowing base under the Credit Facility has not yet been finalized. The results of this appraisal could reduce the Company's available borrowing base such that the Company would be prohibited by the Credit Facility from paying the interest due on the Series B Notes and the Series D Notes at the end of November 2002, which would have a material adverse effect on the Company.

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

        As of September 30, 2002, the Company was not in compliance with the leverage covenants under its Credit Facility. In October 2002, the Company amended its Credit Facility to reduce the maximum available borrowings under the revolving credit facility from $550,000 to $480,000 and to revise certain covenants. As a result of this amendment, the Company is currently in compliance with all covenants of the Credit Facility and the indentures governing the Series B Notes and the Series D Notes. However, the Company expects that it will not be able to deliver the October 2002 borrowing base calculation to its lenders until after the November 15 due date required under the Credit Facility because the necessary appraisal of the Company's rental equipment has not yet been finalized. In addition, there can be no assurance that the Company will be in compliance with all other covenants and satisfy all financial ratios and tests under the Credit Facility in the future. Any such failure would have a material adverse effect on the Company.

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

        The Company believes that its credit facility, together with funds generated by operations and related activities, will provide the Company with sufficient liquidity and capital resources in the near-term to finance its operations and pursue its business strategy. In the near term, the Company will need to refinance its credit facility, which becomes due and payable in July 2003. The Company's Series B Notes and Series D Notes become due and payable in November 2004. There can be no assurance that the Company will be able to raise the necessary capital to refinance its debt on favorable terms, and any such failure would have a material adverse effect on the Company's future financial condition and results of operations.

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

Recently Issued Accounting Pronouncements

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement No. 4 are effective beginning in 2003. All other provisions are effective after May 15, 2002. There will be no material effect resulting from the adoption of the Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's credit facility, as amended, provides the Company with a $70,000 term loan and permits the Company to borrow up to an additional $480,000 of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate or Eurodollar rate plus the applicable borrowing margin. At November 5, 2002, the Company had total borrowings under the credit facility of $488,900, $88,900 of which was subject to interest rate risk. Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $889.

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

ITEM 4. CONTROLS AND PROCEDURES

        Explanation of disclosure controls and procedures—After evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"), the Company's chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

        Changes in internal controls—There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Forward Looking Statements

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.    OTHER INFORMATION

        On September 23, 2002, Mr. Joseph M. Gullion succeeded Mr. Kevin P. Rodgers as President and Chief Executive Officer of the Company. Mr. Rodgers will continue to serve the Company as Vice-Chairman of the Board of Directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        See Index of Exhibits on page 16. The Company filed a Current Report on Form 8-K dated July 2, 2002, to report the sale of its trench shoring business.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2002.

NATIONAL EQUIPMENT SERVICES, INC.
By:	/s/ MICHAEL D. MILLIGAN Michael D. Milligan Chief Financial Officer

Form 10-Q: For the quarter ended September 30, 2002.

CERTIFICATIONS

        I, Joseph M. Gullion, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of National Equipment Services, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ JOSEPH M. GULLION Joseph M. Gullion Chief Executive Officer

        I, Michael D. Milligan, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of National Equipment Services, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ MICHAEL D. MILLIGAN Michael D. Milligan Chief Financial Officer

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.1	Employment Letter Agreement dated September 23, 2002, by and between the Company and Joseph M. Gullion.
11.1	Statement re Computation of Per Share Earnings. Not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATIONS
INDEX OF EXHIBITS