Form 10-K
period 2002-12-31
NATIONAL EQUIPMENT SERVICES INC
filed 2003-04-16
CIK 1051381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐

        As of April 9, 2003, the aggregate market value of the voting stock held by non-affiliates of National Equipment Services, Inc. was approximately $871,071.

        As of April 9, 2003, there were 21,151,163 shares of Common Stock of National Equipment Services, Inc., par value $0.01 per share, outstanding.

Documents Incorporated by Reference:

        Part III incorporates by reference certain information to be included in Registrant's Proxy Statement relating to its 2003 Annual Meeting of Stockholders.

Index to Exhibits:

        Located on pages 52 through 56 of this report.

PART I

ITEM 1.    BUSINESS

General

        National Equipment Services, Inc. (the "Company") is a leading participant in the highly fragmented $25 billion equipment rental industry. Through its 42 businesses acquired since January 1997, the Company rents general and specialty equipment to industrial and construction end users. The Company rents over 750 different types of machinery and equipment and distributes new equipment for nationally recognized original equipment manufacturers. The Company also sells used equipment as well as complementary parts, supplies and merchandise and provides repair and maintenance services to its customers. The Company is geographically diversified, with more than 180 locations and is a leading competitor in each of the geographic markets it serves.

        Management believes the Company offers one of the most modern and well-maintained fleets of general and specialty equipment in each of its markets. The average age of the Company's equipment fleet is approximately four years. General industrial and construction equipment includes aerial work platforms, air compressors, cranes, earth-moving equipment and rough terrain forklifts. Specialty equipment includes electric and pneumatic hoists, hydraulic and truck-mounted cranes, liquid storage tanks, pumps and highway safety equipment.

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

Recent Events

        The Company's financial performance has been negatively affected over the last two years due to lower activity levels in the economy, decreasing rental rates and higher operating costs. The resulting decrease in earnings combined with existing cash needs for working capital significantly affected the Company's cash flows from operations in 2002. In response to this environment, management initiated several actions during 2002 including actions to reduce its operating expenses through personnel reductions and consolidations of branch and support operations, as well as asset sales to reduce its debt, including the sale of the Trench Shoring business. Although these actions resulted in reduced debt levels from 2001 to 2002 of approximately $105.7 million, the Company's liquidity is strained. Additionally, a significant portion of the Company's debt matures in 2003.

        During January, 2003, the Company notified the senior bank lenders ("Senior Lenders") under its Amended and Restated Credit Agreement dated as of August 6, 2003, as amended (the "credit facility"), that it was in default under the credit facility. As of December 31, 2002, the Company and the Senior Lenders entered into Amendment No. 8 to the credit facility ("Amendment No. 8"), which, among other things, amended the definition of "Borrowing Base." As of January 23, 2003, the Company and the Senior Lenders entered into an agreement (the "Forbearance Agreement"), pursuant to which the Senior Lenders agreed to a forbearance period during which they agreed not to exercise certain remedies available to them as a result of the existing defaults under the Company's credit facility. The initial forbearance period ended on March 14, 2003.

        As of March 14, 2003, the Company and the Senior Lenders entered into the Second Forbearance Agreement and Amendment No. 9 to the credit facility (the "Second Forbearance Agreement"), which extended the forbearance period. The forbearance period, which is currently scheduled to end on May 14,

2003, will end sooner upon the occurrence of certain events, such as an event of default under the credit facility (other than an Acknowledged Event of Default (as defined)), or in the event the Company fails to complete certain actions leading to a financial restructuring. Under the terms of the Second Forbearance Agreement, the likelihood is remote that the Company would be able access any additional funds from its credit. The Company is currently in discussions with its Senior Lenders about the possible terms of a financial restructuring. The Company is also in discussions with an Ad Hoc Committee representing holders ("Noteholders") of the Company's outstanding Senior Subordinated Notes due 2004. The significant terms and conditions of a financial restructuring being negotiated include negotiations about: extension of debt maturities and repayment schedules, debt forgiveness, conversion of debt to equity or other equity-like instruments, additional equity investments, further asset sales, interest rates and other yield matters, as well as the covenants associated with the renegotiated capital instruments.

        The next scheduled interest payment due on the Senior Subordinated Notes is on May 31, 2003. Under the credit facility, the Senior Lenders have the ability to issue a notice to the Company preventing the Company from paying such interest if the Company is in default under the credit facility. The failure by the Company to pay interest on the Senior Subordinated Notes when due which, if not cured within 30 days, would be an event of default under the Senior Subordinated Notes. In the event the Company is unable to reach agreement with the Senior Lenders and Noteholders on acceptable terms and conditions, the Company would be forced to seek to reorganize its business under Chapter 11 of the U.S. bankruptcy laws.

        While management continues to execute the Company's cost savings initiatives and to manage its working capital, there are no assurances that these, or future, efforts will be successful in improving the Company's financial performance or liquidity. Management is also unable to predict the timing or outcome of the negotiations discussed above. Until such time as the negotiations are completed or the Company seeks to reorganize its business under Chapter 11 of the U.S. bankruptcy laws, which could happen as soon as the second quarter, it is not possible to estimate the effect on the Company's recorded values of its assets and liabilities. There is a high likelihood these adjustments will be material to the financial statements, but no adjustments have been made as of December 31, 2002 due to the uncertainty associated with future events and resulting accounting consequences. The deterioration of the Company's financial performance and resulting defaults under the credit facility also raise substantial doubt about the ability of the Company to continue as a going concern.

Acquired Businesses

        The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of general and specialty equipment to industrial and construction end users. Since January 1997, the Company has acquired the 42 businesses summarized in the following table:

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

Products and Services

        The Company is primarily involved in the business of renting equipment to industrial and construction end users. In addition, to more fully serve its customers and leverage its fixed costs, the Company sells complementary parts, merchandise and rental equipment, acts as a distributor of new equipment on behalf of original equipment manufacturers and services the equipment it sells. Refer to Note 20 of the notes to the consolidated financial statements of the Company later in this report for financial information about segments.

        Equipment Rental and Service.    The Company rents a broad selection of general equipment, ranging from large equipment, such as aerial work platforms, air compressors, generators, earth-moving equipment and rough terrain forklifts, to smaller equipment and hand tools. The Company's specialty equipment available for rent includes electric and pneumatic hoists, hydraulic and truck-mounted cranes, liquid storage tanks, pumps and highway safety equipment. The Company is the leading renter of industrial hoists in the United States and the leading renter of portable storage tanks to the chemical and petrochemical industries in the Gulf Coast region. The Company's rental contracts range from one-day rental contracts for small subcontractors to multi-year contracts for certain industrial customers, with an overall average rental period of approximately thirty-five days. The mix of rental equipment at each of the Company's locations is a function of the demands of the local customer base and the focus of that business. At December 31, 2002, the original equipment cost of the Company's rental fleet was in excess of $800 million, and the average age of its rental fleet was approximately four years. The Company also provides repair and maintenance services in connection with the equipment it sells as a complement to its core business.

        Sales of New Equipment.    The Company sells new equipment to end users from certain original equipment manufacturers including JLG Industries, Genie Industries, OmniQuip, Manitowoc, Gehl, Broderson, Ingersoll-Rand, Miller Electric, SkyJack, Tadano, Avant Garde, Multiquip and Wacker. The Company believes the volume of equipment it buys creates significant purchasing power with suppliers, which generally leads to favorable prices and terms for equipment the Company purchases for its rental fleet and sells as new equipment. The Company's ability to sell new equipment offers flexibility to its customers, and the Company believes this enhances its customer relations.

        Sales of Rental Equipment.    The Company routinely sells rental equipment to adjust the size and composition of its rental fleet to changing market conditions and as part of its ongoing commitment to maintain a high quality fleet. The Company can receive favorable sales prices for its rental equipment due to its rigorous preventive maintenance program and its practice of selling rental equipment before it becomes irreparable or obsolete. Senior management works with local managers to optimize the timing of sales of rental equipment by taking into account maintenance costs, rental demand patterns and resale prices. The Company sells rental equipment to its existing rental customers, as well as to domestic and international used-equipment buyers.

        Sales of Parts and Merchandise.    The Company also sells a wide range of parts and merchandise, including saw blades, drill bits, shovels, goggles, hard hats and other safety gear as a complement to its core equipment rental business. The Company believes these sales enable the Company to attract and retain customers by offering the convenience of "one-stop shopping." These revenues are reflected as "Other revenues" in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income.

Customers

        Management estimates the Company currently has more than 70,000 active customers, ranging from "Fortune 500" companies to small contractors. During 2002, no single customer accounted for more than 2% of the Company's total revenues, while the top five customers represented less than 5% of total revenues. Customers look to the Company as a comprehensive source of rental equipment because of the convenience of renting as well as the high costs associated with equipment ownership. The Company's primary customer base can be classified into the following categories: 1) industrial, including manufacturers, petrochemical facilities, chemical companies, paper mills and public utilities and 2) commercial and non-residential construction, repair and renovation, including contractors. In addition to maintaining its historically strong relationship with local customers, the Company services a variety of larger national and multi-regional accounts.

        Industrial.    The Company's industrial customers, many of whom operate 24 hours per day, use the Company to outsource their equipment requirements, which reduces the capital investment and minimizes the ongoing maintenance, repair and storage costs associated with equipment ownership. In addition, the Company's specialty products, such as hoists and tanks, are tailored to meet the needs of industrial end users. Industrial customers accounted for 26% of the Company's total revenues during 2002.

        Construction.    The Company's construction customers include "Fortune 500" companies, national and regional contractors and subcontractors involved in construction projects such as 1) chemical plants and other manufacturing facilities, 2) roads, bridges and highways, 3) schools, hospitals and airports and 4) residential developments and apartment buildings. Construction customers accounted for 67% of the Company's total revenues during 2002.

Management Information Systems

        The Company has made significant investments in its information systems. These information systems integrate customer and equipment tracking programs that allow the sales force to use the Internet to track customer requirements, while coordinating with inside sales and logistics personnel to ensure customer demands are met on a timely basis. These systems also provide real-time equipment rental data, which allows management to monitor asset utilization, rental rates, repairs and maintenance and inventory levels by region, location, equipment classification and individual rental item.

Operations

        The Company's equipment rental yards typically include 1) a customer service center and showroom displaying selected rental equipment, new equipment offered for sale and related merchandise, 2) an equipment service area, and 3) equipment storage facilities. Rental centers are staffed by a variety of personnel, including managers, assistant managers, sales representatives, administrative support, truck drivers, yard personnel and mechanics. The rental center employees' knowledge of the equipment enables them to recommend the best equipment for a customer's particular application.

Sales

        The Company offers rental equipment and related services primarily through its sales force of more than 400 employees. The sales force at each rental center is knowledgeable about all of the services and products provided there. Sales managers and representatives regularly call on contractors' job sites and industrial facilities in their sales territories, often assisting customers in planning for their equipment requirements. The Company also provides its sales force with extensive training, including frequent in-house training by supplier representatives, covering the operating features and maintenance requirements of its equipment. Members of the Company's sales force generally are compensated through commissions on all equipment rentals and sales they generate.

Seasonality

        The Company's revenues and operating results are expected to fluctuate due to the seasonal nature of the industry in which the Company operates, with rental activity tending to be lower in the winter.

Purchasing and Suppliers

        Management believes that the Company's size enables it to purchase equipment directly from manufacturers at favorable prices. The Company has developed strong relationships with many leading original equipment manufacturers, including JLG Industries, Genie Industries, OmniQuip, Manitowoc,

John Deere, Ford, Broderson, Ingersoll-Rand, Miller Electric, SkyJack, Tadano, Komatsu, Multiquip, Wacker and Mitsui. No single supplier accounted for more than 13% of the Company's total purchases during 2002 and management believes there are comparable alternative suppliers for the purchases made from significant suppliers. The Company believes it could readily replace any of its suppliers if necessary.

Competition

        The equipment rental industry is highly fragmented and competitive. Numerous competitors serve many of the markets in which the Company operates. These competitors range from national and multi-regional operators, such as United Rentals, Inc., RSC and Hertz Equipment Rental Corporation (an affiliate of Ford Motor Company), to small, independent businesses with a limited number of locations. Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price. Geographic territories for competition usually are limited to 50 to 75 miles, due to servicing requirements and equipment transportation costs. In general, management believes that national and multi-regional operators, such as the Company, enjoy substantial competitive advantages over small, independent rental businesses, which do not have the financial resources to maintain the comprehensive rental equipment fleet and high level of maintenance and service that the Company offers.

Employees

        At December 31, 2002, the Company had a total of approximately 2,900 employees, approximately 530 of which are represented by unions. Management believes that its relationship with its employees is good. The Company is committed to, and has realized significant benefits from, its formal employee training programs. Management believes that this investment in training and safety awareness programs for employees is a competitive advantage that positions the Company to be responsive to customer needs.

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

        Management does not expect that compliance with environmental laws will have a material adverse effect on the Company's operating results, financial condition or competitive position to date. The Company does not expect to incur material expenditures for environmental upgrades or controls in this or the succeeding year.

ITEM 2.    PROPERTIES

        At December 31, 2002, the Company operated 181 locations in the following 37 states and Canada: Alabama (10), Arizona (5), Arkansas (4), California (1), Colorado (1), Connecticut (1), Florida (6), Georgia (7), Illinois (5), Indiana (7), Iowa (4), Kansas (1), Kentucky (6), Louisiana (5), Maine (5), Maryland (1), Massachusetts (8), Michigan (12), Minnesota (1), Mississippi (3), Missouri (3), Nevada (3), New Hampshire (1), New Jersey (1), New York (8), North Carolina (3), Ohio (5), Oklahoma (3), Oregon (1), Pennsylvania (3), Rhode Island (2), Tennessee (8), Texas (28), Vermont (1), Virginia (2), West Virginia (3), Wisconsin (10) and Canada (3). The Company's properties typically include an outside storage yard and a small building containing a maintenance center, offices and, in certain locations, a retail showroom. The Company owns 16 of its equipment rental locations and leases the other 165, as well as its approximately 7,000 square foot headquarters space in Evanston, Illinois. The net book value of owned facilities was approximately $12 million at December 31, 2002, and the average annual lease expense per leased facility was approximately $78,000 in 2002. Management believes that none of the Company's leased facilities, individually, is material to its operations, and that all of these leases can be readily replaced at similar terms. The Company's ownership interests in each of these properties collateralized borrowings under its credit facility.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. Although the Company's ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty, the Company, after examining these matters, believes the likelihood that an adverse ruling in any of these proceedings would have a material adverse effect on the Company's financial condition or results of operations is remote.

        On April 10, 2003, the Company received a so called "Wells Notice" from the Securities and Exchange Commission ("SEC") arising out of the SEC's inquiry into the Company's previous revisions to its 2000 and 2001 financial statements announced in the Company's April 2002 10-K. The SEC stated that it intends to recommend that a cease-and-desist proceeding against the Company be initiated, alleging that the Company violated Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 12b-20, 13a-1 and 13a-13 of the Exchange Act. The Company has been cooperating in the SEC's inquiry, which is continuing.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As of April 9, 2003, there were 35 holders of record of the Company's common stock. The Company has never paid any dividends on its common stock and does not expect to pay any dividends on its common stock in the foreseeable future. Dividend payments are restricted under the terms of the Company's credit facility and indentures.

        From the Company's initial public stock offering in July 1998 through October 2002, the Company's common stock was traded on the New York Stock Exchange under the symbol "NSV." The table below lists the high and low sales price information for the common stock, as reported by the New York Stock Exchange, during each quarter of the Company's last two years. Subsequent to October 2002, the Company's common stock has been traded over-the-counter under the symbol "NEQS."

Quarter	High	Low
2001:
First quarter	$4.00	$2.06
Second quarter	$4.00	$2.60
Third quarter	$2.85	$1.85
Fourth quarter	$2.25	$1.15
2002:
First quarter	$3.65	$2.00
Second quarter	$3.50	$1.50
Third quarter	$1.90	$0.60
Fourth quarter	$0.80	$0.15

Equity Compensation Plan Information

	(a)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(b)
		Weighted-average exercise price of outstanding options, warrants and rights
Plan catagory
Equity compensation plans approved by security holders	2,537	$7.65	1,924

ITEM 6.    SELECTED FINANCIAL DATA

        The data presented below on the Company should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

        During the periods presented below, the Company completed 42 business acquisitions that were accounted for using the purchase method of accounting. The accounts of the businesses acquired in these transactions are included in the Company's results of operations from their respective acquisition dates. In addition, the Company disposed of one operation in 2002. The accounts of this business have been reclassified to discontinued operations in all periods presented below. Since the Company's historical operating results for the periods presented below were significantly affected by acquisitions, the Company believes that its results of operations for the years presented are not directly comparable. See Note 5 of the

Notes to the Consolidated Financial Statements of the Company later in this report for pro forma financial information.

	2002	2001	2000	1999	1998
	(in thousands except per share data)
Operating data for the year ended December 31(a):
Total revenues	$621,334	$555,298	$576,201	$455,589	$225,248
Operating income	4,604	21,452	86,480	87,644	49,937
(Loss) income from continuing operations	(65,545)	(31,136)	5,354	18,250	13,677
Basic (loss) earnings per share from continuing operations	(3.12)	(1.51)	0.23	0.77	0.73
Diluted (loss) earnings per share from continuing operations	(3.12)	(1.51)	0.17	0.62	0.68
Balance sheet data as of December 31(a):
Rental equipment, net	$492,775	$572,931	$585,209	$539,645	$378,254
Intangible assets, net(c)	139,978	296,609	302,091	321,736	218,959
Total assets(b)	862,622	1,202,331	1,238,623	1,215,578	720,483
Total long term obligations and senior redeemable convertible preferred stock	860,072	965,312	966,608	950,041	513,836
Total stockholders' equity (deficit)	(87,212)	100,331	142,839	149,841	136,866

(a)
See pages 9 through 17 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

(b)
See Note 5 in the Notes to Consolidated Financial Statements regarding discontinued operations.

(c)
See Note 3 in the Notes to Consolidated Financial Statements regarding intangible assets.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's results of operations and its financial condition and liquidity should be read in conjunction with Item 1, Business, Item 6, Selected Financial Data and Item 8, Financial Statements and Supplementary Data. All dollar amounts presented are in thousands.

General

        The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of general and specialty equipment to industrial and construction end users. Since January 1997, the Company has acquired 42 businesses and disposed of one business in separate transactions. All acquisitions were accounted for using the purchase method of accounting. The results of operations of the businesses acquired are included in the Company's financial statements only from their respective dates of acquisition. The results of operations of the disposition have been reclassified as discontinued operations.

        The Company derives its revenues from four sources: 1) equipment rental and service, 2) new equipment sales, 3) rental equipment sales and 4) sales of complementary parts and merchandise. The Company's primary source of revenue is the rental and service of equipment to industrial and construction end users. The growth of rental revenues depends on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenues generated from the sale of new equipment are affected by price and general economic conditions. Revenues generated from the sale of used rental equipment are affected by price, general economic conditions and the Company's fleet management program. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volume.

        Cost of revenues consists primarily of rental equipment depreciation, the cost of rental and service revenue, the cost of new equipment, the net book value of rental equipment sold and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, the Company uses a range of periods over which it depreciates its equipment on a straight-line basis. On average, the Company depreciates its equipment over an estimated useful life of eight to nine years with 0% to 20% salvage value.

Critical Accounting Policies

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires our management to make estimates and general assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 3 to our consolidated financial statements. Of these accounting policies, we believe the following may involve a higher degree of judgment and complexity.

        Allowance for Doubtful Accounts—At December 31, 2002, we had an allowance for doubtful accounts totaling $5,477 which we have established in the event that we are unable to collect certain receivables. This allowance represents our best estimate of the total receivables recorded as of December 31, 2002 that we will be unable to collect. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables, and therefore, cause us to change our allowance estimate.

        Useful Lives and Estimated Salvage Value of Rental Equipment and Property and Equipment.—At December 31, 2002, we had $492,775 of net rental equipment and $45,803 of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight-line method over five to fifteen years, and a salvage value ranging between 0% and 20% is used. Property and equipment is depreciated over three to thirty years, depending on the type of asset. Our depreciable lives are based on our estimates of the useful lives of the respective assets. Salvage value is based on our estimates of the minimum recoverable value we expect at the end of the asset's depreciable life. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in us having to recognize an increase to or decrease in depreciation expense.

        Goodwill—At December 31, 2002, we had approximately $139,978 of goodwill and non-compete agreements related to acquisitions recorded on our balance sheet. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" issued by the Financial Accounting Standards Board (FASB). Under this standard, goodwill is no longer amortized but subject to annual impairment test on a reporting unit level. Our non-compete agreements will continue to be amortized over their estimated useful lives.

        We completed our initial impairment analysis in the second quarter of 2002 and recorded a non-cash impairment charge of approximately $155,102 ($129,505, net of tax benefit), as a cumulative effect of a change in accounting principle retroactive to January 1, 2002, on the consolidated statement of operations and comprehensive (loss) income. We did not have any goodwill impairment subsequent to the initial analysis.

        We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the operating segments to which the goodwill relates. The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, risk adjusted where necessary. Estimated cash flows are then determined by disaggregating our business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, we consider current and projected future levels of income as well as business trends, prospects and market and economic conditions.

        Valuation Allowance on Deferred Tax Asset—At December 31, 2002, we provided a full valuation allowance of $28,787 on the net deferred tax asset. Realization of deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire.

Contractual Commitments

        The following table summarizes our obligations and commitments to make future payments under certain contracts, including debt obligations, capitalized leases and operating leases at December 31, 2002.

	Payments Due By Year
Contractual Obligations
	2003	2004	2005	2006	2007	Thereafter	Total
Debt Principal (including revolver)	$486,856	$273,450	$—	$—	$—	$—	$760,306
Capital Leases	1,167	1,020	423	255	97	8	2,970
Operating Leases	20,707	17,673	11,077	7,602	4,972	15,037	77,068

Total	$508,730	$292,143	$11,500	$7,857	$5,069	$15,045	$840,344

        In addition, the Company will be required to make interest payments, the amount of which will depend upon outstanding debt and applicable interest rates.

Results of Operations

        The following table shows information from the Company's consolidated statements of operations as a percentage of total revenues.

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Rental and service revenues	82.7%	83.8%	83.8%
New equipment sales	6.7	8.0	8.4
Rental equipment sales	6.3	4.7	3.9
Other revenues	4.3	3.5	3.9

Total revenues	100.0	100.0	100.0
Cost of revenues	72.8	68.4	60.3

Gross profit	27.2	31.6	39.7
Selling, general and administrative expenses	24.9	23.0	20.4
Non-rental depreciation and amortization	1.6	4.7	4.3

Operating income	0.7	3.9	15.0
Other income, net	0.3	0.0	0.1
Interest expense, net	11.5	12.3	13.3

(Loss) income before income taxes	(10.5)	(8.4)	1.8
Income tax (benefit) expense	—	(2.8)	0.9

(Loss) income from continuing operations	(10.5)	(5.6)	0.9
(Loss) income from discontinued operations, net of tax	(0.6)	—	0.1
Gain on disposal of discontinued operations, net of tax	0.8	—	—
Cumulative effect of a change in accounting principle, net of tax	(20.8)	—	—
Net (loss) income	(31.1%)	(5.6%)	1.0%

        The Company's historical consolidated financial statements included herein cover the years ended December 31, 2002, 2001 and 2000. Comparisons of the Company's results are significantly impacted by the fact that the Company completed one and four acquisitions at different times during 2001 and 2000, respectively. The results of operations of the businesses acquired in these acquisitions are included in the Company's financial statements only from their respective dates of acquisition.

Year Ended December 31, 2002, Compared With the Year Ended December 31, 2001

        Revenues.    Total revenues increased from $555,298 in 2001 to $621,334 in 2002. A $48,471 increase in rental and service revenues was primarily the result of the operations acquired in conjunction with the Company's acquisition of the North American equipment rental business of Brambles U.S.A. and Brambles Canada ("Brambles"), partially offset by a slower economy. Rental equipment sales were up $13,002 as the result of a variety of fleet management techniques utilized during the year, including fleet auctions and vendor trade packages, in an effort to improve the overall quality of the Company's fleet. A $2,621 decline in new equipment sales from 2001 to 2002 was more than offset by a $7,184 increase in other revenues, primarily related to increased parts sales as a result of the Brambles acquisition.

        Revenues in the General Rental and Other operations increased significantly from $446,261 in 2001 to $518,480 in 2002. As noted above, this increase was primarily the result of the operations acquired in conjunction with the Brambles transaction at the end of 2001, offset slightly by general pressure on pricing. Rental and service revenues increased 14% from 2001 to 2002.

        Revenues in the Traffic Safety segment declined $6,183 or 5.7% from $109,037 in 2001 to $102,854 in 2002. This decrease is primarily the result of increased rental rate pressure due to the less favorable economic conditions experienced in 2002 as compared to the prior year.

        Gross Profit.    Gross profit declined from $175,660 in 2001 to $169,291 in 2002. Gross margin decreased from 31.6% to 27.2% during these respective periods primarily due to the continued decline in rental rates, as well as a 2% decline in margins earned on fleet and equipment sales in 2002 in connection with the fleet management initiatives discussed above. Additionally, the write-down of off-brand and impaired fleet negatively impacted the Company's operating expenses by $6,333 in 2002.

        Gross profit for the General Rental and Other operations decreased slightly from $143,490 in 2001 to $144,240 in 2002. Gross margins declined from 32.2% in 2001 to 27.8% in 2002. Again, this decline is the primarily the result of increased rate pressure and the asset write-downs discussed above.

        Gross profit for the Traffic Safety operations decreased slightly from $32,170 for 2001 as compared to $25,051 for 2002. Gross margins declined from 29.5% in 2001 to 24.3% in 2002 as a result of increased pressure on rental rates.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased from $128,037 in 2001 to $155,021 in 2002. This increase is primarily the result of the additional infrastructure acquired in conjunction with the Brambles transaction. Additionally, the Company recorded a $3,769 charge associated with severance and lease termination costs incurred as a result of restructuring initiatives undertaken during the fourth quarter of 2002. As a percentage of revenue, these costs increased from 23.0% to 24.9% in the respective periods.

        Selling, general and administrative expenses for the General Rental and Other operations increased from $109,584 in 2001 to $138,293 in 2002. As discussed above, this increase is primarily the result of the additional infrastructure associated with the Brambles acquisition, as well as the restructuring charge taken in the fourth quarter.

        Selling, general and administrative expenses for the Traffic Safety operations decreased from $18,453 in 2001 to $16,728 in 2002 or 16.9% and 16.3% of total revenues for these respective periods. This decrease is attributable to the implementation of various cost-savings initiatives implemented during 2002.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization decreased significantly from $26,171 in 2001 to $9,666 in 2002. This decrease is primarily the result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002, under which no amortization expense of goodwill is recorded.

        Operating Income.    As a result of the performance described above, operating income declined from $21,452 in 2001 to $4,604 in 2002 and approximated 0.7% of total revenues in 2002. Operating income (loss) for the General Rental and Other operations declined from $11,704 in 2001 to $(3,072) in 2002, and operating income within the Traffic Safety segment declined from $9,748 to $7,676 during these respective periods.

        Interest Expense, net.    Interest expense, net increased from $68,306 in 2001 to $71,742 in 2002. This increase is the result of higher average debt balances associated with continuing operations during the year, partially offset by lower interest rates on the Company's variable debt.

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

        Cumulative Effect of a Change in Accounting Principle.    The cumulative effect of a change in accounting principle reflects the charge recognized in conjunction with the adoption of SFAS No. 142, effective January 1, 2002.

        Income Tax Expense (Benefit).    The Company did not provide any current or deferred income tax provision or benefit during 2002 because it has recently experienced significant operating losses. Prior to June 30, 2002, the Company was in a net deferred tax liability position. At June 30, 2002 the Company, as a result of adopting SFAS No. 142, was in a net deferred tax asset position. At that time, it was determined that a full valuation allowance against the net deferred tax asset should be recorded and no additional net deferred tax assets were recorded.

Year Ended December 31, 2001, Compared With the Year Ended December 31, 2000

        Revenues.    Total revenues declined slightly from $576,201 in 2000 to $555,298 in 2001. A $17,706 decline in rental and service revenues and a $3,634 decline in new equipment sales from 2000 to 2001 were partially offset by a $3,539 increase in rental equipment sales. Decreased demand in the general rental sector prompted the Company to discount rental rates and promote the sale of otherwise under-utilized fleet.

        Revenues in the General Rental and Other operations declined from $467,739 in 2000 to $446,261 in 2001. As noted above, decreased demand within this segment prompted the Company to discount rental rates and promote the sale of otherwise under-utilized fleet. Rental equipment sales increased 15.5% from $22,292 in 2000 to $25,755.

        Revenues in the Traffic Safety segment increased from $108,462 in 2000 to $109,037 in 2001. This increase is primarily attributable to the inclusion in 2001 of a full year of results of operations related to businesses acquired in 2000.

        Gross Profit.    Gross profit declined from $228,620 in 2000 to $175,660 in 2001. Gross margin decreased from 39.7% to 31.6% during these respective periods primarily due to the decline in rental rates, increased direct costs and the shift in revenue mix from the more profitable rental revenue to the less profitable sale of rental equipment. Also, the write-down of off-brand fleet negatively impacted the Company's operating expenses in 2001 by $3,183.

        Gross profit for the General Rental and Other operations declined from $194,538 in 2000 to $143,490 in 2001. Both the shift in revenue mix from the more profitable rental revenue to the less profitable sale of rental equipment and the write-down of off-brand fleet negatively impacted the Company's operating expenses in this segment during 2001.

        Gross profit for the Traffic Safety operations remained relatively flat at $34,082 for 2000 as compared to $32,170 for 2001. Gross margins declined from 31.4% in 2000 to 29.5% in 2001 as a result of increased pressure on rental rates.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased from $117,408 in 2000 to $128,037 in 2001. A portion of this increase is attributable to the $1,700 reserve for branch closures recorded in conjunction with the acquisition of Brambles. In addition, the Company incurred a $4,900 increase in bad debt expense in connection with general economic conditions. The remainder of the increase is the result of the inclusion in 2001 of a full year of expenses related to businesses acquired in 2000. As a percentage of total revenues, selling, general and administrative expenses increased from 20.4% in 2000 to 23.0% in 2001.

        Selling, general and administrative expenses for the General Rental and Other operations increased from $100,357 in 2000 to $109,584 in 2001. This increase is attributable to the branch closure reserve and the increase in bad debt expense discussed above.

        Selling, general and administrative expenses for the Traffic Safety operations increased from $17,051 in 2000 to $18,453 in 2001 or 15.7% and 16.9% of total revenues for these respective periods. This increase is attributable to the inclusion in 2001 of a full year of expenses related to businesses acquired in 2000.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization increased slightly from $24,732 in 2000 to $26,171 in 2001. This increase was due primarily to the inclusion of a full year of depreciation and amortization expense related to the businesses acquired in 2000. As a percentage of total revenues, non-rental depreciation and amortization remained a relatively constant 4.3% and 4.7% in 2000 and 2001, respectively.

        Operating Income.    As a result of the performance described above, operating income declined from $86,480 in 2000 to $21,452 in 2001 and approximated 3.9% of total revenues in 2001. Operating income for the General Rental and Other operations declined from $73,938 in 2000 to $11,704 in 2001, and operating income within the Traffic Safety segment declined from $12,542 to $9,748 during these respective periods.

        Interest Expense, net.    Interest expense, net decreased from $76,430 in 2000 to $68,306 in 2001 due to the repayment during 2001 of approximately $102,000 in debt drawn on the Company's revolving credit line.

        Income from Discontinued Operations.    As discussed above, the results of operations from the Company's underground trench shoring business are reflected herein as discontinued operations.

        Income Tax Expense (Benefit).    The Company incurred an income tax benefit of ($15,614) in 2001 as compared to the $5,011 of expense recognized in 2000. The Company's effective tax rate decreased from 48% in 2000 to 33% in 2001.

Liquidity and Capital Resources

        The Company's primary capital requirements are for purchasing new rental equipment. The Company's other capital expenditures include buying vehicles used for delivery and maintenance and for purchasing property and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $61,255, $15,172 and $147,556 in 2002, 2001 and 2000, respectively. The Company's expenditures for rental fleet are expected to be approximately $50,000 in 2003. The Company's principal sources of cash are cash generated from operations. Prior to the Company's default under its credit facility, the Company also utilized borrowings available under its credit facility.

        For the years ended December 31, 2002, 2001 and 2000, the Company's net cash provided by operations was $47,123, $100,569 and $112,515, respectively. The decrease in 2002 is primarily the result of a decline in earnings as compared to 2001. For the same three years, the Company's net cash provided by (used in) investing activities was $81,192, ($92,616) and ($147,342), respectively. Net cash used in investing activities consists primarily of expenditures for new acquisitions and purchases of rental equipment and other property, plant and equipment. In 2002, the Company received $108,890 of proceeds from the sale of its trench shoring business. Net cash (used in) provided by financing activities was ($117,330) in 2002, ($6,916) in 2001 and $5,333 in 2000. Net cash provided by financing activities consists primarily of borrowings, net of repayments, under the Company's credit facility. The proceeds received from the sale of the trench shoring business were used to repay debt in 2002.

        The Company's credit facility provides for a $70,000 term loan and a revolving credit facility up to a maximum of $480,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements. As of December 31, 2002, $486,856 was outstanding under the credit facility. Based upon the available borrowing base (which is based on the book value of the Company's inventory and accounts receivable and the appraised value of the Company's rental equipment) at December 31, 2002, the Company did not have any additional availability on the revolving Credit Facility loan. The available borrowing base is recomputed monthly. In the event that the book value of the Company's inventory or accounts receivable or the appraised value of the Company's rental equipment declines without a corresponding increase in one of the other categories, the available borrowing base will be reduced accordingly. As a result of the significant reduction in the available borrowing base, the Company's liquidity has been adversely affected, including its ability to pay interest on the Series B Notes and the Series D Notes when due. A failure to pay such interest when due which continues for thirty days would result in a default under the indentures governing the Series B Notes and the Series D Notes, which would have a material adverse effect on the Company.

        The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The credit facility also contains various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. As of December 31, 2002, the Company was in default under the financial covenants governing the credit facility. As of January 23, 2003, the Company and the lenders under the credit facility entered in a forbearance agreement with an initial expiration of March 14, 2003. As of March 14, 2003, the Company and the lenders under the credit facility entered into a second forbearance agreement which extended the forbearance period until May 14, 2003, subject to earlier expiration upon the occurrence of certain circumstances.

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

        The Company accretes the original issue discount of the Series B Notes and the Series D Notes over the term of the notes using the effective interest rate method. The indentures for the Series B and Series D Notes contain a number of covenants that, among other things, set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends. The Company is currently in compliance with all such covenants under the indentures. Under the credit facility, the Senior Lenders have the ability to issue a notice to the Company preventing the Company from paying such interest if the Company is in default under the credit facility. The failure by the Company to pay interest on the Series B Notes and Series D Notes when due which is not cured within thirty days would be an event of default under the Series B Notes and Series D Notes.

        As a result of the covenant defaults and issues with the borrowing base, the Company does not believe that it has sufficient liquidity and capital resources to finance its operations and pursue its business strategy. The Company will need to refinance its credit facility and its Series B Notes and Series D Notes since the Credit Facility becomes due and payable in July 2003 and its Series B Notes and Series D Notes become due and payable in November 2004. There can be no assurance that the Company will be able to raise the necessary capital on favorable terms, which could have a material effect on the Company's future financial condition and results of operations and may require the Company to seek to reorganize its business under Chapter 11 of the U.S. bankruptcy laws. As a result, there is substantial doubt about the ability of the Company to continue as a going concern.

        As a result of the Company's financial condition, certain suppliers have requested alternate payment provisions. To date, such alternate payment provisions have not had a significant negative impact on the Company's liquidity.

General Economic Conditions, Inflation, and Seasonality

        The Company's operating results may be adversely affected by changes in general economic conditions, including changes in construction and industrial activity or increases in interest rates, or by adverse weather conditions that may temporarily decrease construction and industrial activity in a particular geographic area. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes this has not had a material impact on the Company's results of operations and is not likely to in the foreseeable future. The Company's revenues and operating results are expected to fluctuate due to the seasonal nature of the industry in which the Company operates, with rental activity tending to be lower in the winter.

Recently Issued Accounting Pronouncements

        In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the recission of SFAS No. 4 are effective beginning in 2003. All other provisions are effective after May 15, 2002. As discussed in the Recent Events section above, it is possible the Company will restructure its debt. If a restructuring should occur, the related gain will be accounted for pursuant to SFAS No.145. It is not possible to estimate the impact of this new pronouncement given the uncertainties surrounding the potential outcomes of any such restructuring.

        On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than as of the date of a commitment to an exit or disposal plan. Examples of costs covered by SAFS 146 included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS 146 prospectively to exit or disposal activities beginning in 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transistion and Disclosure". This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, "Accounting for Stock-Based Compensation," but does not require the Company to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. The Company adopted the disclosure portion of this standard as of December 31, 2002 and such adoption is reflected in Note 3 of the Notes to the Consolidated Financial Statements of the Company later in this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's credit facility provides the Company with a $70,000 term loan and permits the Company to borrow up to an additional $480,000 of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate or Eurodollar rate plus the applicable borrowing margin. Under the Second Forebearance Agreement, the Company is limited in its ability to utilize the Eurodollar rate. At April 9, 2003, the Company had total borrowings under the credit facility of $486,856, $86,856 of which was subject to interest rate risk. Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $869.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements are listed in Part IV, Item 15, of this report and begin on page 21.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding the Company's directors and executive officers is set forth in the Company's 2003 Proxy Statement, under the captions "ELECTION OF DIRECTORS" and "MANAGEMENT." This information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information on the cash compensation of the executive officers, compensation available under employee benefit plans, employee benefit plans and compensation of directors is included in the Company's 2003 Proxy Statement under the caption "MANAGEMENT" and "EXECUTIVE COMPENSATION." This information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information about security ownership of certain beneficial owners and management appears in the Company's 2003 Proxy Statement under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." This information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions can be found in the Company's 2003 Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." This information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        Explanation of disclosure controls and procedures—After evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"), the Company's chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
The Consolidated Financial Statements set forth on pages 21 through 47.

    Report of Independent Accountants

    Consolidated Financial Statements:

      Consolidated Balance Sheets, December 31, 2002 and 2001

      Consolidated Statements of Operations and Comprehensive (Loss) Income, for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows, for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Stockholders' Equity (Deficit), for the years ended December 31, 2002, 2001 and 2000

    Notes to Consolidated Financial Statements

  2.
  The Consolidated Financial Statement Schedule, set forth on page 48.

    Schedule II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the corresponding notes.

  3.
  The exhibits listed in the Index to Exhibits set forth on pages 52 through 56.

(b)
Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2002.

    The Company filed a Current Report on Form 8-K dated October 16, 2002, to report the approval of an amendment to the existing credit facility.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
    of National Equipment Services, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 20 present fairly, in all material respects, the financial position of National Equipment Services, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 20 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default of its senior credit facility and lacks the ability to repay obligations coming due July 2003 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets during 2002.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 15, 2003

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

(Amounts in thousands, except per share data)

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$15,184	$4,199
Trade accounts receivable, net of allowance for doubtful accounts of $5,477 and $5,844, respectively	123,094	102,144
Inventory, net	18,186	26,785
Rental equipment, net	492,775	572,931
Property and equipment, net	45,803	56,032
Intangible assets, net	139,978	296,609
Loan origination costs, net	6,791	10,548
Deferred income taxes, net	—	10,066
Prepaid expenses and other assets	19,662	11,369
Assets associated with discontinued operations	1,149	111,648

Total assets	$862,622	$1,202,331

Liabilities
Book overdraft	$490	$8,040
Trade accounts payable	28,965	22,824
Accrued interest	8,592	7,847
Deferred income taxes, net	—	35,662
Accrued expenses and other liabilities	50,747	58,942
Debt	763,276	869,015
Liabilities associated with discontinued operations	968	3,373

Total liabilities	853,038	1,005,703

Senior redeemable convertible preferred stock	96,796	96,297
Commitments and contingencies	—	—
Stockholders' equity (deficit)
Common stock, $0.01 par value, 100,000 shares authorized, 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings (accumulated deficit)	(187,589)	6,468
Stock subscriptions receivable	(80)	(102)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive loss	(4,609)	(11,101)

Total stockholders' equity (deficit)	(87,212)	100,331

Total liabilities and stockholders' equity (deficit)	$862,622	$1,202,331

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2002, 2001 and 2000

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2002	2001	2000
Revenues
Rental and service revenues	$513,545	$465,074	$482,780
New equipment sales	41,897	44,518	48,152
Rental equipment sales	39,162	26,160	22,621
Other revenues	26,730	19,546	22,648

Total revenues	621,334	555,298	576,201

Cost of revenues
Rental equipment depreciation	119,731	99,779	87,096
Cost of rental and service revenues	235,162	202,074	183,213
Cost of new equipment sales	35,779	35,335	36,722
Cost of rental equipment sales	30,129	20,486	18,517
Other cost of revenues	31,242	21,964	22,033

Total cost of revenues	452,043	379,638	347,581

Gross profit	169,291	175,660	228,620
Selling, general and administrative expenses	155,021	128,037	117,408
Non-rental depreciation and amortization	9,666	26,171	24,732

Operating income	4,604	21,452	86,480
Other income, net	1,593	104	315
Interest expense, net	71,742	68,306	76,430

(Loss) income from continuing operations before income taxes	(65,545)	(46,750)	10,365
Income tax (benefit) expense	—	(15,614)	5,011

(Loss) income from continuing operations	(65,545)	(31,136)	5,354

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(3,409)	229	699
Gain on disposal of discontinued operations, net of tax	4,902	—	—

(Loss) income before cumulative effect of a change in accounting principle	(64,052)	(30,907)	6,053
Cumulative effect of a change in accounting principle, net of tax	(129,505)	—	—

Net (loss) income	$(193,557)	$(30,907)	$6,053
Other comprehensive income (loss)	6,492	(11,101)	—

Comprehensive (loss) income	$(187,065)	$(42,008)	$6,053

Basic (loss) earnings per common share:
Continuing operations	$(3.12)	$(1.51)	$0.23
Discontinued operations	0.08	0.01	0.03
Cumulative effect of a change in accounting principle	(6.14)	—	—

Net (loss) earnings	$(9.18)	$(1.50)	$0.26

Diluted (loss) earnings per common share:
Continuing operations	$(3.12)	$(1.51)	$0.17
Discontinued operations	0.08	0.01	0.02
Cumulative effect of a change in accounting principle	(6.14)	—	—

Net (loss) earnings	$(9.18)	$(1.50)	$0.19

Weighted average shares outstanding:
Basic calculation	21,143	20,956	21,221
Diluted calculation	21,143	20,956	29,368

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000

(Amounts in thousands)

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities
Net (loss) income	$(193,557)	$(30,907)	$6,053
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	122,654	122,767	108,668
Cumulative effect of a change in accounting principle	129,505	—	—
Amortization of deferred finance costs and debt discount	7,871	3,648	3,739
Gain on sale of equipment	(9,783)	(4,850)	(3,978)
Gain on sale of discontinued operations	(4,902)	—	—
Deferred income taxes	—	(15,521)	5,932
Writedown of long-lived assets	6,743	3,183	3,160
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(20,950)	23,288	(16,331)
Inventory	8,599	7,118	5,335
Prepaid expenses and other assets	(8,271)	(1,395)	(3,480)
Trade accounts payable	6,141	(17,430)	(8,570)
Accrued expenses and other liabilities	(1,033)	7,245	5,839

Net cash flows provided by continuing operating activities	$43,017	$97,146	$106,367
Net cash flows provided by discontinued operating activities	4,106	3,423	6,148

Net cash flows provided by operating activities	$47,123	$100,569	$112,515

Cash flows from investing activities
Acquisitions, net of cash received	—	(92,359)	(14,307)
Proceeds received from sale of discontinued operations	108,890	—	—
Cash received in connection with business combination	—	—	18,000
Purchases of rental equipment	(61,255)	(15,172)	(147,556)
Proceeds from sale of rental equipment	39,162	26,160	22,621
Purchases of property and equipment	(7,688)	(9,939)	(11,444)
Proceeds from sale of property and equipment	2,083	1,922	2,210

Net cash flows provided by (used in) continuing investing activities	$81,192	$(89,388)	$(130,476)
Net cash flows used in discontinued investing activities	—	(3,228)	$(16,866)

Net cash flows provided by (used in) investing activities	$81,192	$(92,616)	$(147,342)

Cash flows from financing activities
Proceeds from long-term debt	52,200	157,001	106,000
Payments on long-term debt	(158,659)	(162,819)	(90,728)
Repurchase of treasury stock	—	—	(12,836)
Payments of loan origination costs	(3,321)	(4,293)	(224)
Book overdraft	(7,550)	3,195	3,121

Net cash (used in) provided by financing activities	$(117,330)	$(6,916)	$5,333

Net increase (decrease) in cash and cash equivalents	10,985	1,037	(29,494)
Cash and cash equivalents at beginning of period	$4,199	$3,162	$32,656

Cash and cash equivalents at end of period	$15,184	$4,199	$3,162

Supplemental cash flow information
Cash paid for interest	$66,167	$77,085	$76,785
Cash paid for income taxes	932	1,919	1,058

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2002, 2001 and 2000

(Amounts in thousands, except per share data)

	Common Stock										Accumulated Other Compre- hensive Loss
								Retained Earnings (Accumulated Deficit)	Stock Subscrip- tions Receivable			Total Stockholders' Equity (Defitic)
	Common Stock		Class A Shares		Class B Shares		Additional Paid-In Capital			Treasury Stock
Balance at December 31, 1999	24,123	$241	—	$—	—	$—	$123,606	$32,322	$(102)	$(6,226)	$—	$149,841
Issuance of common stock	47	—	—	—	—	—	281	—	—	—	—	281
Accretion of preferred stock	—	—	—	—	—	—	—	(500)	—	—	—	(500)
Repurchase of treasury shares, 2,114 shares	—	—	—	—	—	—	—	—	—	(12,836)	—	(12,836)
Net income	—	—	—	—	—	—	—	6,053	—	—	—	6,053

Balance at December 31, 2000	24,170	241	—	—	—	—	123,887	37,875	(102)	(19,062)	—	142,839
Accretion of preferred stock	—	—	—	—	—	—	—	(500)	—	—	—	(500)
Net change in fair value of derivative instrument	—	—	—	—	—	—	—	—	—	—	(11,101)	(11,101)
Net loss	—	—	—	—	—	—	—	(30,907)	—	—	—	(30,907)

Balance at December 31, 2001	24,170	241	—	—	—	—	123,887	6,468	(102)	(19,062)	(11,101)	100,331
Accretion of preferred stock	—	—	—	—	—	—	—	(500)	—	—	—	(500)
Payments received	—	—	—	—	—	—	—	—	22	—	—	22
Net change in fair value of derivative instrument	—	—	—	—	—	—	—	—	—	—	6,492	6,492
Net loss	—	—	—	—	—	—	—	(193,557)	—	—	—	(193,557)

Balance at December 31, 2002	24,170	$241	—	$—	—	$—	$123,887	$(187,589)	$(80)	$(19,062)	$(4,609)	$(87,212)

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

(Amounts in thousands, except per share data)

1.    Organization and Basis of Presentation

        National Equipment Services, Inc. (the "Company") is principally a holding company and was organized on June 4, 1996 (date of inception) under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired or formed since the date of inception. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States of America. The Company rents various types of equipment to a diverse customer base, including construction, automotive and other industrial users. The Company also sells new equipment and used equipment out of its rental fleet, sells related parts and provides other services. The nature of the Company's business is such that short-term obligations are met typically by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

        The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

2.    Going Concern

        The Company's financial performance has been negatively affected over the last two years due to lower activity levels in the economy, decreasing rental rates and higher operating costs. The resulting decrease in earnings combined with existing cash needs for working capital significantly affected the Company's cash flows from operations in 2002. In response to this environment, management initiated several actions during 2002 including actions to reduce its operating expenses through personnel reductions and consolidations of branch and support operations, as well as asset sales to reduce its debt, including the sale of the Trench Shoring business. Although these actions resulted in reduced debt levels from 2001 to 2002 of approximately $105.7 million, the Company's liquidity is strained. Additionally, a significant portion of the Company's debt matures in 2003.

        During January, 2003, the Company notified the senior bank lenders ("Senior Lenders") under its Amended and Restated Credit Agreement dated as of August 6, 2003, as amended (the "credit facility"), that it was in default under the credit facility. As of December 31, 2002, the Company and the Senior Lenders entered into Amendment No. 8 to the credit facility ("Amendment No. 8"), which, among other things, amended the definition of "Borrowing Base." As of January 23, 2003, the Company and the Senior Lenders entered into an agreement (the "Forbearance Agreement"), pursuant to which the Senior Lenders agreed to a forbearance period during which they agreed not to exercise certain remedies available to them as a result of the existing defaults under the Company's credit facility. The initial forbearance period ended on March 14, 2003.

        As of March 14, 2003, the Company and the Senior Lenders entered into the Second Forbearance Agreement and Amendment No. 9 to the credit facility (the "Second Forbearance Agreement"), which extended the forbearance period. The forbearance period, which is currently scheduled to end on May 14, 2003, will end sooner upon the occurrence of certain events, such as an event of default under the credit facility (other than an Acknowledged Event of Default (as defined)), or in the event the Company fails to complete certain actions leading to a financial restructuring. Under the terms of the Second Forbearance Agreement, the likelihood is remote that the Company would be able access any additional funds from its credit. The Company is currently in discussions with its Senior Lenders about the possible terms of a financial restructuring. The Company is also in discussions with an Ad Hoc Committee representing holders ("Noteholders") of the Company's outstanding Senior Subordinated Notes due 2004. The significant terms and conditions of a financial restructuring being negotiated include negotiations about: extension of debt maturities and repayment schedules, debt forgiveness, conversion of debt to equity or other equity-like instruments, additional equity investments, further asset sales, interest rates and other yield matters, as well as the covenants associated with the renegotiated capital instruments.

        The next scheduled interest payment due on the Senior Subordinated Notes is on May 31, 2003. Under the credit facility, the Senior Lenders have the ability to issue a notice to the Company preventing the Company from paying such interest if the Company is in default under the credit facility. The failure by the Company to pay interest on the Senior Subordinated Notes when due which, if not cured within 30 days, would be an event of default under the Senior Subordinated Notes. In the event the Company is unable to reach agreement with the Senior Lenders and Noteholders on acceptable terms and conditions, the Company would be forced to seek to reorganize its business under Chapter 11 of the U.S. bankruptcy laws.

        While management continues to execute the Company's cost savings initiatives and to manage its working capital, there are no assurances that these, or future, efforts will be successful in improving the Company's financial performance or liquidity. Management is also unable to predict the timing or outcome of the negotiations discussed above. Until such time as the negotiations are completed or the Company seeks to reorganize its business under Chapter 11 of the U.S. bankruptcy laws, which could happen as soon as the second quarter, it is not possible to estimate the effect on the Company's recorded values of its assets and liabilities. There is a high likelihood these adjustments will be material to the financial statements, but no adjustments have been made as of December 31, 2002 due to the uncertainty associated with future events and resulting accounting consequences. The deterioration of the Company's financial performance and resulting defaults under the credit facility also raise substantial doubt about the ability of the Company to continue as a going concern.

3.    Significant Accounting Policies

  Cash and Cash Equivalents

        Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

  Trade Accounts Receivable

        Trade accounts receivable represents amounts due from customers on rental and service contracts and equipment sales. Allowances for doubtful accounts are estimated at each balance sheet date and bad debt expense totaled $6,004, $10,226 and $5,360 for the years ended December 31, 2002, 2001 and 2000, respectively.

  Inventory

        Inventory primarily consists of new and used equipment held for sale, supplies, and spare parts held for sale and internal maintenance. Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method or the weighted average cost method. Reserves for excess and obsolete inventory are estimated at each balance sheet date and expense associated with these reserves totaled $5,784, $3,350 and $906 for the years ended December 31, 2002, 2001 and 2000, respectively.

  Rental Equipment

        Rental equipment is recorded at cost. Depreciation for rental equipment is computed using the straight-line method over five to fifteen year useful lives, with 0% to 20% salvage values. Accumulated depreciation on rental equipment was $303,096 and $228,673 at December 31, 2002 and 2001, respectively. When rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related net book value of the equipment are recognized in the period of disposal and reported as revenue from rental equipment sales and cost of rental equipment sales in the consolidated statements of operations and comprehensive (loss) income.

        Rental equipment depreciation expense aggregated $119,731, $99,779 and $87,096 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Ordinary repairs and maintenance costs are charged to operations as incurred.

  Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	30 years
Vehicles	3-5 years
Machinery and equipment	5-7 years
Computers, furniture and fixtures	3-7 years
Leasehold improvements	Over the shorter of lease term or estimated useful life

        When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in the consolidated statements of operations and comprehensive (loss) income as other income (loss).

        Ordinary repairs and maintenance costs are charged to operations as incurred.

  Impairment of Long-Lived Assets

        In accordance with our adoption in 2002 of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using the discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted-average cost of capital, which represents the blended after-tax costs of debt and equity.

        The Company recognized impairments of $6,743 and $3,183, related to rental fleet and buildings in 2002 and 2001, respectively, which are appropriately included as depreciation expense in the consolidated statements of operations and comprehensive (loss) income.

  Intangible Assets

        Goodwill consists of the capitalized excess cost over acquired net assets. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets," that superseded APB Opinion No. 17, Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under this standard, goodwill is no longer amortized but subject to annual impairment test on a reporting unit level.

        The Company completed its initial impairment analysis in the second quarter of 2002 and recorded a non-cash impairment charge of approximately $155,102 ($129,505, net of tax benefit), as a cumulative effect of a change in accounting principle retroactive to January 1, 2002, on the consolidated statement of operations and comprehensive (loss) income. See Note 8 for further discussion regarding the adoption of the SFAS No. 142.

        The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the operating segments to which the goodwill relates. The rate used in determining discounted cash flows is a rate corresponding to the Company's cost of capital, risk adjusted where necessary. Estimated cash flows are then determined by disaggregating the Company's business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

  Loan Origination Costs

        Loan origination costs primarily consist of $14,011 related to the Senior Credit Facility and $9,193 related to the Senior Subordinated Notes, all of which are stated at cost and amortized to interest expense using the effective interest rate method over the life of the related debt. Accumulated amortization related to loan origination costs aggregated $17,063 and $9,828 at December 31, 2002 and 2001, respectively.

  Income Taxes

        Provisions are made to record deferred income taxes in recognition of items reported differently for financial reporting purposes than for federal and state income tax purposes. The Company records deferred income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

  Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, inventory, trade accounts payable and accrued expenses and other liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The carrying value of the revolving credit facility loan and term loan approximates fair value as the interest rate is reset every thirty to ninety days to reflect current market rates. The Company's interest rate swap is recorded at fair value (Note 13). The fair value of the Senior Subordinated Notes was $96,250 and $233,750 based on the December 31, 2002 and 2001 monthly closing bids in the over-the-counter markets, respectively. It is not practical to estimate the fair value of the senior redeemable convertible preferred stock as the security is not actively traded and has numerous unique features as described in Note 11.

  Hedging Instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133") require that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in income or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss are included in income in the periods in which income is affected by the hedged item.

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

  Insurance

        The Company is insured for general liability, automobile liability, workers' compensation, and group medical claims up to a specified claim and aggregate amounts (subject to deductibles of $500 per incident for general and automobile liability). Insured losses subject to this deductible are accrued based upon the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are not discounted.

  Stock-Based Compensation

        The Company accounts for its stock-based employee compensation plan, which is described more fully in Note 14, under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the intrinsic value method, no compensation expense is recognized for the Company's stock option plan. Had compensation expense been determined based on the fair value at the assumed grant date for awards under this plan consistent with the method of SFAS No. 123, the Company's net (loss) income and net (loss) earnings per share would have been as follows for the years ended December 31:

	2002	2001	2000
Net (Loss) income, as reported	$(193,557)	$(30,907)	$6,053
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	200	1,200	1,086

Pro forma net (loss) income	(193,757)	(32,107)	4,967

Basic (loss) earnings per share, as reported	(9.18)	(1.50)	0.26
Pro forma basic (loss) earnings per share	(9.19)	(1.56)	0.21
Diluted (loss) earnings per share, as reported	(9.18)	(1.50)	0.19
Pro forma diluted (loss) earnings per share	(9.19)	(1.56)	0.15

        The determination of compensation expense for the pro forma information was based upon the estimated fair value of the options granted on the date of their grant using the Black-Scholes option pricing model at the following weighted average assumptions by grant year:

	2002	2001	2000
Risk-free interest rate	2.54%	4.98%	6.00%
Expected life	8 years	5 years	5 years
Expected volatility	84%	76%	70%
Expected dividend yield	—	—	—

        The weighted average fair value of options granted was $0.63, $1.67 and $3.90 in 2002, 2001 and 2000, respectively. The number of options exercisable was 6, 532 and 456 at December 31, 2002, 2001 and 2000, respectively.

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

  Revenue Recognition

        Revenues from equipment rentals are recognized ratably over the contract term. For construction-related contracts, which comprise approximately 5% of total revenues, revenues are recognized based on the percentage of work completed. Revenues from equipment and part sales are recognized at the point of delivery. Unbilled revenues at December 31, 2002 and 2001 were $20,987 and $23,484, respectively.

  Shipping and Handling Costs

        Shipping and handling costs are included in cost of revenues in the accompanying consolidated statements of operations and comprehensive (loss) income.

  Reclassifications

        Certain reclassifications of prior year consolidated financial statement amounts have been made to conform to the current year presentation.

  Recently Issued Accounting Pronouncements

        In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment to that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the recission of SFAS No. 4 are effective beginning in 2003. All other provisions are effective after May 15, 2002. As discussed in Note 2, it is possible the Company will restructure its debt. If a restructuring should occur, the related gain will be accounted for pursuant to SFAS No. 145. It is not possible to estimate the impact of this new pronouncement given the uncertainties surrounding the potential outcomes of any such restructuring.

        On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than as of the date of a commitment to an exit or disposal plan. Examples of costs covered by SAFS 146 included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS 146 prospectively to exit or disposal activities beginning in 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transistion and Disclosure". This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, "Accounting for Stock-Based Compensation," but does not require the Company to use the fair value method. This standard also amends certain disclosure requirements related to stock-based employee compensation. The Company adopted the disclosure portion of this standard as of December 31, 2002 and such adoption is reflected under "Stock-Based Compensation" above.

4.    (Loss) Earnings Per Share

	2002	2001	2000
(Loss) income from continuing operations	$(65,545)	$(31,136)	$5,354
Less accretion on preferred stock	(500)	(500)	(500)

(Loss) income from continuing operations available to common stockholders	$(66,045)	$(31,636)	$4,854

Weighted average shares	21,143	20,956	21,221
Unvested stock	—	—	455
Convertible preferred stock	—	—	7,692

Diluted weighted average shares	21,143	20,956	29,368

Basic (loss) earnings per share from continuing operations	$(3.12)	$(1.51)	$0.23
Diluted (loss) earnings per share from continuing operations	$(3.12)	$(1.51)	0.17

        The effect of dilutive securities in 2002 and 2001 is omitted from the computation of diluted (loss) earnings per share because inclusion would be anti-dilutive by reducing the loss per share. At December 31, 2002, 2001 and 2000, stock options totaling approximately 2,537, 2,836 and 2,449, respectively, and for December 31, 2002 and 2001 convertible preferred stock shares of 7,692 in each year, were excluded from the computation of the diluted (loss) earnings per share because the exercise prices were greater than the average market price of the common shares.

5.    Acquisitions and Dispositions

        On June 30, 2002, the Company sold its underground trench shoring business. The proceeds of $108,890 from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations and prior periods have been restated. Components of amounts reflected in the consolidated statements of operations and comprehensive (loss) income and balance sheets are presented in the following table.

	2002	2001	2000
Total revenues	$23,962	$55,450	$47,634
Operating income	260	7,942	8,922
Other income, net	22	134	78
Interest expense, net	3,691	7,754	7,752
Income tax expense	—	93	549

(Loss) income from discontinued operations	$(3,409)	$229	$699

	2002	2001
Net Assets of Discontinued Operations
Cash and cash equivalents	$—	$22
Accounts receivable, net	1,149	14,290
Inventory, net	—	2,378
Rental equipment, net	—	27,550
Property and equipment, net	—	4,567
Intangible assets, net	—	62,445
Prepaid expenses and other assets	—	396
Accounts payable and accrued liabilities	(968)	(3,373)

Net assets of discontinued operations	$181	$108,275

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

$95,359

        The Company allocated $63,533 of the excess of the fair value of net assets acquired over the consideration paid to the long-lived assets.

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

        The following unaudited consolidated financial information represents the pro forma results of operations as if the 2002 disposition and the 2001 and 2000 acquisitions had been completed on January 1, 2000, after giving effect to certain adjustments including increased depreciation of property and equipment, interest expense for acquisition debt and amortization of related intangibles. These pro forma results and (loss) earnings per share have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved had these transactions been completed as of January 1, 2000, nor are the results indicative of the Company's future results of operations.

	2001	2000
	(Unaudited)	(Unaudited)
Revenues	$723,098	$767,002
Operating income	35,252	107,880
Net (loss) income	(26,436)	14,654
Pro forma (loss) earnings per share:
Basic	$(1.28)	$0.67
Diluted	(1.28)	0.48
Pro forma weighted average shares outstanding:
Basic	20,956	21,221
Diluted	20,956	29,368

6.    Inventory

        Inventory, net consists of the following at December 31:

	2002	2001
New equipment	$4,007	$5,288
Used equipment	1,136	4,512
Supplies	4,735	4,495
Parts	13,732	17,166

	23,610	31,461
Less: Reserves for excess and obsolete inventory	(5,424)	(4,676)

	$18,186	$26,785

7.    Property and Equipment

        Property and equipment, net consists of the following at December 31:

	2002	2001
Land	$3,393	$3,628
Buildings and improvements	13,262	13,545
Vehicles	45,395	45,137
Machinery and equipment	11,954	11,693
Computers, furniture and fixtures	17,237	15,290
Leasehold improvements	7,244	6,304

	98,485	95,597
Less: Accumulated depreciation	(52,682)	(39,565)

	$45,803	$56,032

        Property and equipment depreciation expense aggregated $8,137, $16,098 and $14,608 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.    Intangible Assets

        The Company's intangible asset balance at December 31, 2002 consists of $138,115 of goodwill subject to annual impairment tests under SFAS No. 142 and $1,863 of non-compete agreements recorded at a cost of $9,596 and amortized on a straight-line basis over five years. Accumulated amortization on these agreements was $7,733 at December 31, 2002, and amortization expense for the years ended December 31, 2002, 2001 and 2000 were $1,529, $1,603 and $1,739, respectively. Amortization expense for the years ended December 31, 2003, 2004 and 2005 is estimated to be $1,129, $624 and $82, respectively.

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Traffic	General
	Safety	Rental	Total
Balance as of December 31, 2001, including goodwill of discontinued operation	$39,645	$315,743	$355,388
Impairment loss as a result of the adoption of SFAS 142	—	(155,102)	(155,102)
Goodwill disposed of related to sale of trench shoring	—	(62,171)	(62,171)

Balance as of December 31, 2002	$39,645	$98,470	$138,115

        The effect of adopting SFAS 142 on net (loss) income and diluted (loss) earnings per share for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000
Reported (loss) income from continuing operations	$(31,136)	$5,354
Plus: goodwill amortization, net of tax	5,674	4,696

Adjusted (loss) income from continuing operations	$(25,462)	$10,050

Reported net (loss) income	$(30,907)	$6,053
Plus: goodwill amortization, net of tax	5,674	4,696

Adjusted net (loss) income	$(25,233)	$10,749

Diluted (loss) earnings per share:
Reported (loss) income from continuing operations	$(1.51)	$0.17
Goodwill amortization	0.27	0.16

Adjusted (loss) income from continuing operations	$(1.24)	$0.33

Reported net (loss) income	$(1.50)	$0.19
Goodwill amortization	0.27	0.16

Adjusted net (loss) income	$(1.23)	$0.35

9.    Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consists of the following at December 31:

	2002	2001
Interest rate swap payable	$4,609	$11,101
Integration and restructuring reserves (Note 21)	6,450	9,700
Accrued compensation and benefits	10,853	14,314
Accrued insurance reserves	8,885	5,941
Accrued property and sales taxes	8,385	4,578
Liabilities to former owners of acquired businesses	—	3,311
Other	11,565	9,997

	$50,747	$58,942

10.    Debt and Liquidity

        Debt consists of the following at December 31:

	2002	2001
Revolving credit facility loan, interest at prime rate plus 1.75% or the eurodollar rate plus 3%, due July 17, 2003	$416,856	$492,000
Term loan, interest at prime rate plus 1.75% or the eurodollar rate plus 3%, due July 17, 2003	70,000	100,000
Senior Subordinated Notes, Series B and D, interest at 10% payable semi-annually on May 30 and November 30, due November 30, 2004	273,450	272,656
Capital lease obligations	2,970	4,359

	$763,276	$869,015

        During 1997, the Company entered into a credit facility agreement with First Union Commercial Corporation (as amended, the "Old Credit Facility"). The Old Credit Facility provided for a secured revolving line of credit of $140,000.

        During 1998, the Company entered into a new credit facility with First Union National Bank, as the agent, and certain other financial institutions (as amended, the "Credit Facility"). This provided for a secured credit facility, including a term loan of $100,000 and a revolving credit facility loan of $300,000. Proceeds from the Credit Facility were used to repay approximately $59,513 of indebtedness under the Company's Old Credit Facility. During 1999, the Company amended its Credit Facility to increase the available borrowings from $400,000 up to a maximum amount of $750,000. In 2001, the Company amended its Credit Facility to decrease the maximum available borrowings to $650,000. In 2002, the Company amended its credit facility to decrease the maximum available borrowings to $550,000. Based upon the available borrowing base at December 31, 2001, the Company did not have any additional availability on the revolving credit facility loan. The Credit Facility is collateralized by substantially all of the Company's assets.

        The Company accretes the original issue discount of the Senior Subordinated Notes due 2004, Series B (the "Series B Notes") and the Senior Subordinated Notes due 2004, Series D (the "Series D Notes") over the term of the notes using the effective interest rate method.

        The Company is a holding company with no independent operations, and the Company's assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company's subsidiaries make full, unconditional, joint and several guarantees of the Series B Notes and the Series D Notes, and all of these subsidiaries are directly or indirectly wholly-owned by the Company. There are no restrictions on the Company's ability to obtain funds from its subsidiaries by dividend or loan.

        The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. In addition, the Company has pledged the stock of each of its subsidiaries as further security for the Company's obligations under the Credit Facility. The Company's weighted average interest rate was 8.4% in 2002 and 8.9% in both 2001 and 2000.

        The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The credit facility also contains various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. As of December 31, 2002, the Company was in default under the financial covenants governing the credit facility. As of January 23, 2003, the Company and the lenders under the credit facility entered in a forbearance agreement with an initial expiration of March 14, 2003. As of March 14, 2003, the Company and the lenders under the credit facility entered into a second forbearance agreement which extended the forbearance period until May 14, 2003, subject to earlier expiration upon the occurrence of certain circumstances.

        As a result of the covenant defaults and issues with the borrowing base, the Company does not believe that it has sufficient liquidity and capital resources to finance its operations and pursue its business strategy. The Company will need to refinance its credit facility and its Series B Notes and Series D Notes since the Credit Facility becomes due and payable in July 2003 and its Series B Notes and Series D Notes become due and payable in November 2004. There can be no assurance that the Company will be able to raise the necessary capital on favorable terms, which could have a material effect on the Company's future financial condition and results of operations. Refer to Note 2 for further discussion.

        The Company's debt, including capital lease obligations matures as follows:

2003	$488,023
2004	274,470
2005	423
2006	255
2007	97
Thereafter	8

$763,276

        Accumulated amortization on capital leases as of December 31, 2002 and 2001 was $1,389 and $817, respectively.

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

12.    Treasury Stock

        Repurchases of Common Stock are authorized by the Company's Board of Directors. Currently repurchases of common stock are not permitted as outlined in the covenants to the Credit Facility (Note 10).

13.    Financial Instruments

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

        Effective April 18, 2001, the Company entered into an interest rate swap contract, which fixes the interest rate at 4.71% on $400,000 of variable rate debt through April 17, 2003. The Company's interest rate swap is a cash flow hedge. For the interest rate swap, the net amounts paid or received and net amounts accrued through the end of the accounting period are included in interest expense. Unrealized gains or losses on the interest rate swap contract are not recognized in income, but rather changes in the fair value of the swap are recorded in other comprehensive income, and in the consolidated balance sheet as a component of accrued expenses and other liabilities. Gains or losses on any contracts terminated early are deferred and amortized to income over the remaining average life of the terminated contract. During the year ended December 31, 2002, there was no ineffectiveness relating to the cash flow hedge.

14.    Stock Option Plan

        During 1998, the Company established a plan in which options to purchase shares of Common Stock can be granted to directors, officers and key employees of the Company, and other individuals. Up to 4,461 shares of Common Stock may be issued under this plan. Granted options under the plan vest over five years from the grant date and expire ten years from the grant date. A summary of options activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Number of Shares	Exercise Price per Share	Weighted-Average Exercise Price per Share
Shares under Option:
December 31, 1999	2,004	$8.81 to $13.50	$11.78
Granted	593	2.25 to 6.00	5.97
Forfeited	(148)	6.00 to 13.50	12.11

December 31, 2000	2,449	2.25 to 13.50	10.35
Granted	593	1.79 to 2.90	2.56
Forfeited	(206)	2.90 to 13.50	9.28

December 31, 2001	2,836	1.79 to 13.50	8.80
Granted	513	0.30 to 5.00	1.80
Forfeited	(812)	2.90 to 13.50	7.97

December 31, 2002	2,537	0.30 to 13.50	$7.65

        A summary of outstanding and exercisable stock options as of December 31, 2002, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$0.30 to $2.90	876	9.1	$1.78	—	$—
3.00 to 5.00	107	9.7	4.88	—	—
6.00 to 8.8125	374	7.1	6.00	—	—
10.875 to 13.50	1,180	6.0	12.78	—	—
	2,537	7.4	$7.65	—	$—

15.    Income Taxes

        The provision (benefit) for income taxes on income (loss) from continuing operations differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to income before income taxes as a result of the following:

	2002	2001	2000
Federal income taxes at 35%	$(22,941)	$(16,363)	$3,628
State income taxes, net of federal benefit	(2,261)	(953)	501
Goodwill	—	1,090	1,000
Other	1,611	612	(118)
Valuation allowance	23,591	—	—

	$—	$(15,614)	$5,011

        The tax benefit on the cumulative effect of a change in accounting principle results in a tax rate less than the expected tax rate due to the write-off of goodwill not deductible for tax purposes.

        Income tax (benefit) expense included in comprehensive income was as follows:

	2002	2001	2000
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

Total current income tax expense	—	—	—

Deferred income tax (benefit) expense:
Federal	(23,299)	(13,999)	5,059
State	(2,297)	(1,521)	501

Total deferred income tax (benefit) expense	(25,596)	(15,520)	5,560

Total income tax (benefit) expense	$(25,596)	$(15,520)	$5,560

        Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or benefits are based on the changes in the deferred tax assets or liabilities from period to period.

        Deferred income taxes have been provided for the temporary differences between the financial statement and the income tax bases of the Company's assets and liabilities as follows:

	2002	2001
Trade accounts receivable and inventory	$7,527	$7,323
Non-compete agreements	2,162	1,754
Accrued expenses	4,242	3,346
Minimum tax credits	1,744	1,851
Net operating losses	106,119	93,506
Goodwill	15,107	—
Other	5,279	1,389
Valuation allowance	(28,787)	—

Deferred income tax asset	$113,393	$109,169

Goodwill	$—	$(11,598)
Depreciation	(113,393)	(122,198)
Other	—	(969)

Deferred income tax liability	$(113,393)	$(134,765)

        Realization of deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the assets reverse or the benefits expire. The Company has provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss, because of uncertainty regarding its realizability. The Company's net operating loss carryforward of approximately $275,936 expires principally in 2012 through 2022.

16.    Lease Commitments

        The Company leases certain rental fleet equipment, facilities, office equipment and vehicles under operating leases, some of which contain renewal options. Future minimum rental commitments under operating leases consists of the following at December 31, 2002:

2003	$20,707
2004	17,673
2005	11,077
2006	7,602
2007	4,972
Thereafter	15,037

$77,068

        Rent expense was $31,252, $24,242 and $18,529 for the years ended December 31, 2002, 2001 and 2000, respectively.

17.    Contingencies

        The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management, the ultimate resolution of these matters will have no material adverse effect on the Company's financial position, results of operations or cash flows.

18.    Employee Benefit Plans

        The Company sponsors a profit sharing and 401(k) plan (the "Plan") in which employees over twenty-one years of age with greater than one-half year of service are eligible, as defined by the Plan. Under the Plan, the Company makes a discretionary contribution to a trust based on each eligible employee's base annual wages. In addition, eligible employees can defer up to 15% of their salary with a partially matching contribution by the Company of 50% of the first 5% of the employee contribution. The employer contributions vest over a five-year period. Contributions by the Company to the Plan were $1,940, $4,068 and $3,840 for the years ended December 31, 2002, 2001 and 2000, respectively.

19.    Related Party Transactions

        Stock subscriptions receivable of $80 and $102 as of December 31, 2002 and 2001, respectively, represent notes due from officers of the Company related to purchases of Common Stock and is collateralized by the purchased shares. Interest on the notes accrues at 8.3% and is payable in full at maturity on January 6, 2007 or upon termination of employment. All stock subscriptions receivable were repaid in full during the first quarter of 2003.

        The Company incurred expenses of $2,767, $3,015 and $2,067 for rent under certain lease obligations to former owners, members of management and their affiliates during the years ended December 31, 2002, 2001 and 2000, respectively.

        During 2000, the Company acquired St. Clair Equipment Company for $2,300 from one of the Company's directors.

20.    Segment Information

        All operations are managed at the branch level. Allocations of capital and investment decisions are made by senior management on a regional basis. The Company's significant operating segments include Traffic Safety, East, Southwest and Central. The Company has two reporting segments, Traffic Safety, and General Rental and Other. The Traffic Safety operations have different contractual, regulatory and capital requirements than the General Rental operations. The accounting policies for these segments are the same as those described in Note 3. Intersegment revenues are not material. The net operating earnings (losses) of the segments include interest expense (income). The Company has no single customer that represents greater than 10% of the Company's consolidated revenues. Identifiable assets are those used in the Company's operations in each segment.

        The following table presents the information for the reported segments for the years ending December 31:

	Traffic Safety	General Rental and Other	Discontinued Operations	Consolidated
2002
Rental and service revenues	$93,995	$419,550	$—	$513,545
New equipment sales	6,067	35,830	—	41,897
Rental equipment sales	288	38,874	—	39,162
Other revenues	2,504	24,226	—	26,730
Total revenues	102,854	518,480	—	621,334
Operating income (loss)	7,676	(3,072)	—	4,604
Net income (loss)(a)	524	(195,574)	1,493	(193,557)
Identifiable assets	103,371	758,102	1,149	862,622
Depreciation and amortization	11,764	117,633	—	129,397
Capital expenditures	5,278	63,665	—	68,943
2001
Rental and service revenues	$97,003	$368,071	$—	$465,074
New equipment sales	7,988	36,530	—	44,518
Rental equipment sales	405	25,755	—	26,160
Other revenues	3,641	15,905	—	19,546
Total revenues	109,037	446,261	—	555,298
Operating income	9,748	11,704	—	21,452
Net income (loss)	1,741	(32,877)	229	(30,907)
Identifiable assets	111,656	979,027	111,648	1,202,331
Depreciation and amortization	13,426	112,524	—	125,950
Capital expenditures	5,014	20,097	8,222	33,333
2000
Rental and service revenues	$94,760	$388,020	$—	$482,780
New equipment sales	7,995	40,157	—	48,152
Rental equipment sales	329	22,292	—	22,621
Other revenues	5,378	17,270	—	22,648
Total revenues	108,462	467,739	—	576,201
Operating income	12,542	73,938	—	86,480
Net income (loss)	2,056	3,298	699	6,053
Identifiable assets	122,632	999,092	116,899	1,238,623
Depreciation and amortization	13,151	98,677	—	111,828
Capital expenditures	15,412	143,588	19,717	178,717

(a)
Net income (loss) amount for General Rental and Other operations includes a $129,505 goodwill impairment charge recorded as a cumulative effect of a change in accounting principle charge, in accordance with SFAS No. 142.

21. Restructuring and Impairment Charges

        During the fourth quarter of 2002, the Company recorded a pre-tax restructuring charge of $3,769, which was recorded in selling, general and administrative expenses in the consolidated statement of operations and comprehensive (loss) income. The restructuring activites included the elimination of administrative personnel and closure of 8 branch locations. This charge consisted primarily of severance and lease termination costs. The charge includes costs associated with the termination of more than 300 people, of which 180 were completed by December 31, 2002. The remaining terminations will occur during 2003. As of December 31, 2002, the Company has essentially completed these restructuring activities, with the balance of the reserve of approximately $2,394 related to outstanding lease commitments.

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

        The Company has essentially completed these restructuring activities, with the balance of the reserve of $4,056 related to outstanding lease commitments.

22. Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2002 and 2001 is as follows:

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$138,451	$161,649	$171,452	$149,782	$621,334
Gross profit	38,324	51,093	48,125	31,749	169,291
(Loss) income from continuing operations	(14,878)	(4,289)	(9,541)	(36,837)	(65,545)
Discontinued operations	(1,631)	5,202	—	(2,078)	1,493
Change in accounting principle	(129,505)	—	—	—	(129,505)
Net (loss) income	(146,014)	913	$(9,541)	$(38,915)	$(193,557)
Basic (loss) earnings per common share:
Continuing operations	$(0.70)	$(0.21)	$(0.46)	$(1.75)	$(3.12)
Discontinued operations	(0.08)	0.25	—	(0.09)	0.08
Change in accounting principle	(6.14)	—	—	—	(6.14)
Net (loss) earnings per common share	$(6.92)	$0.04	$(0.46)	$(1.84)	$(9.18)
Diluted (loss) earnings per common share:
Continuing operations	$(0.70)	$(0.21)	$(0.46)	$(1.75)	$(3.12)
Discontinued operations	(0.08)	0.25	—	(0.09)	0.08
Change in account principle	(6.14)	—	—	—	(6.14)
Net (loss) earnings per common share	$(6.92)	$0.04	$(0.46)	$(1.84)	$(9.18)
	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$127,491	$150,759	$148,045	$129,003	$555,298
Gross profit	40,854	52,035	51,864	30,907	175,660
(Loss) income from continuing operations	(7,269)	(1,148)	(112)	(22,607)	(31,136)
Discontinued operations	(1,034)	(126)	769	620	229
Net (loss) income	$(8,303)	$(1,274)	$657	$(21,987)	$(30,907)
Basic (loss) earnings per common share:
Continuing Operations	$(0.35)	$(0.06)	$(0.01)	$(1.09)	$(1.51)
Discontinued Operations	(0.05)	(0.01)	0.04	0.03	0.01
Net (loss) earnings per common share	$(0.40)	$(0.07)	$0.03	$(1.06)	$(1.50)
Diluted (loss) earnings per common share:
Continuing Operations	$(0.35)	$(0.06)	$(0.01)	$(1.09)	$(1.51)
Discontinued Operations	(0.05)	(0.01)	0.04	0.03	0.01
Net (loss) earnings per common share	$(0.40)	$(0.07)	$0.03	$(1.06)	$(1.50)

        As discussed in Notes 3 and 21, the Company incurred restructuring and impairment charges in the fourth quarter of both 2002 and 2001.

23. Recent Developments

        On April 10, 2003, the Company received a so called "Wells Notice" from the Securities and Exchange Commission ("SEC") arising out of the SEC's inquiry into the Company's previous revisions to its 2000 and 2001 financial statements announced in the Company's April 2002 10-K. The SEC stated that it intends to recommend that a cease-and-desist proceeding against the Company be initiated, alleging that the Company violated Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 12b-20, 13a-1 and 13a-13 of the Exchange Act. The Company has been cooperating in the SEC's inquiry, which is continuing.

NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts and Reserves

(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of year	(1) Charged to cost and expenses	(2) Charged to other accounts —describe*	Write-offs	Balance at end of year
2002:
Allowance for doubtful accounts	$5,844	$6,004	$—	$6,371	$5,477
Reserve for obsolete inventory	4,676	5,784	—	5,036	5,424
Deferred tax asset valuation allowance	—	28,787	—	—	28,787
2001:
Allowance for doubtful accounts	$4,944	$10,226	$—	$9,326	$5,844
Reserve for obsolete inventory	1,816	3,350	1,865	2,355	4,676
2000:
Allowance for doubtful accounts	$4,830	$5,360	$646	$5,892	$4,944
Reserve for obsolete inventory	1,739	906	314	1,143	1,816

*
The amounts in Column C(2) are additions to the reserve related to the acquisition of one and four businesses in 2001 and 2000, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Equipment Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Evanston, State of Illinois, on April 15, 2003.

NATIONAL EQUIPMENT SERVICES, INC.
By:	/s/ MICHAEL D. MILLIGAN Michael D. Milligan Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 15, 2003, by the following persons in the capacities indicated:

Signature	Capacity

/s/ JOSEPH M. GULLION Joseph M. Gullion	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MICHAEL D. MILLIGAN Michael D. Milligan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ CARL D. THOMA Carl D. Thoma	Chairman of the Board
/s/ JOHN MOLNER John Molner	Director
/s/ RONALD ST. CLAIR Ronald St. Clair	Director
/s/ DANIEL TIMM Daniel Timm	Director

CERTIFICATIONS

I, Joseph M. Gullion, certify that:

        1.    I have reviewed this annual report on Form 10-K of National Equipment Services, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ JOSEPH M. GULLION Joseph M. Gullion Chief Executive Officer

I, Michael D. Milligan, certify that:

        1.    I have reviewed this annual report on Form 10-K of National Equipment Services, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ MICHAEL D. MILLIGAN Michael D. Milligan Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Reference
3.1	Restated Certificate of Incorporation of the Company.	(1)
3.2	Restated By-laws of the Company.	(1)
4.1(i)	Indenture dated November 25, 1997, by and among the Company, the subsidiary guarantors named therein and Harris Savings and Trust Company, as trustee.	(2)
4.1(ii)	Supplemental Indenture dated April 1, 1998, by and among NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Albany Ladder Company, Inc. and Harris Savings and Trust Company, as trustee.	(2)
4.1(iii)	Supplemental Indenture dated July 23, 1998, by and among Falconite, Inc.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc. and Harris Savings and Trust Company, as trustee.	(2)
4.1(iv)	Supplemental Indenture dated as of April 9, 1999, by and between Barricade & Light Rental, Inc.; Mayer-Hammant Equipment, L.L.C.; Wellesley Crane Service Co., Inc. and Harris Savings and Trust Company, as trustee.	(7)
4.2	Forms of Series B 10% Senior Subordinated Notes (contained in Exhibit 4.1(i) as Exhibit A thereto).	(2)
4.3	Form of Subsidiary Guarantee relating to Series B Senior Subordinated Notes (contained in Exhibit 4.1[i] as Exhibit D thereto).	(2)
4.4	Registration Rights Agreement dated as of November 25, 1997, among the Company; Aerial Platforms, Inc.; NES Acquisition Corp.; BAT Acquisition Corp.; MST Enterprises, Inc. and the initial purchasers named therein.	(2)
4.5	Purchase Agreement dated as of November 20, 1997, among the Company; Aerial Platforms, Inc.; NES Acquisition Corp.; BAT Acquisition Corp.; MST Enterprises, Inc. and the initial purchasers named therein.	(2)
4.6	Amended and Restated Credit Agreement dated as of August 6, 1999 and amended as of October 16, 2002 among National Equipment Services, Inc., as Borrower, and Certain Subsidiaries of the Borrower From Time to Time Party Hereto, as Guarantors, The Several Lenders from Time to Time Party Hereto and First Union National Bank, as Agent.	(13)
4.7	Pledge Agreement dated as of July 17, 1998, by and among the Company; NES Acquisition Corp.; BAT Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Albany Ladder Company, Inc.; Falconite, Inc.; Falconite Equipment, Inc.; M&M Properties, Inc.; Carl's Mid South Rent-All Center Incorporated; Falconite Rebuild Center, Inc.; Falconite Aviation, Inc.; McCurry & Falconite Equipment Co., Inc. and First Union National Bank, as Agent.	(2)

4.8	Security Agreement dated as of July 17, 1998, among the Company; NES Acquisition Corp.; BAT Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Albany Ladder Company, Inc.; Falconite, Inc.; Falconite Equipment, Inc.; M&M Properties, Inc.; Carl's Mid South Rent-All Center Incorporated; Falconite Rebuild Center, Inc.; Falconite Aviation, Inc.; McCurry & Falconite Equipment Co., Inc. and First Union National Bank, as Agent.	(2)
4.9	Junior Subordinated Convertible Promissory Note, dated September 17, 1998, in the principal amount of $15,000,000.	(3)
4.10(i)	Indenture dated December 11, 1998, by and among the Company, the Subsidiary Guarantors and Harris Savings and Trust Company, as trustee.	(4)
4.10(ii)	Supplemental indenture dated as of April 9, 1999, by and between Barricade & Light Rental, Inc.; Mayer-Hammant Equipment, L.L.C.; Wellesley Crane Service Co., Inc. and Harris Savings and Trust Company, as trustee.	(7)
4.11	Forms of Series C and Series D 10% Senior Subordinated Notes (contained in Exhibit 4.10 as Exhibit A thereto).	(4)
4.12	Form of Subsidiary Guarantee relating to Series C and Series D 10% Senior Subordinated Notes (contained in Exhibit 4.10 as Exhibit D thereto).	(4)
4.13	Registration Rights Agreement dated as of December 11, 1998, among the Company; Albany Ladder Company, Inc.; BAT Acquisition Corp.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane Service, Inc. and the initial purchasers named therein.	(4)
4.14	Purchase Agreement dated as of December 8, 1998, among the Company; Albany Ladder Company, Inc.; BAT Acquisition Corp.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane Service, Inc. and the initial purchasers named therein.	(4)
4.15	Registration Rights Agreement dated as of January 8, 1999, among the Company; Albany Ladder Company, Inc.; BAT Acquisition Corp.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane Service, Inc. and the initial purchasers named therein.	(4)

4.16	Purchase Agreement dated as of January 5, 1999, among the Company; Albany Ladder Company, Inc.; BAT Acquisition Corp.; Carl's Mid South Rent-All Center Incorporated; Falconite Aviation, Inc.; Falconite Equipment, Inc.; Falconite, Inc.; Falconite Rebuild Center, Inc.; McCurry & Falconite Equipment Co., Inc.; M&M Properties, Inc.; NES Acquisition Corp.; NES East Acquisition Corp.; NES Michigan Acquisition Corp.; Rebel Studio Rentals, Inc.; Shaughnessy Crane Service, Inc. and the initial purchasers named therein.	(4)
10.1	Purchase Agreement dated as of June 4, 1996, between the Company and Golder, Thoma, Cressey, Rauner Fund IV, L.P.	(2)
10.2(i)	Stockholders Agreement dated as of June 4, 1996, by and between the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein.	(2)
10.2(ii)	Amendment No. 1 to Stockholders Agreement dated December 31, 1996, by and among the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein.	(2)
10.3(i)	Registration Agreement dated as of June 4, 1996, between the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein.	(2)
10.3(ii)	Amendment No. 1 to Registration Agreement dated as of December 31, 1996, by and among the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and certain Executives named therein.	(2)
10.3(iii)	Amendment No. 2 to Registration Agreement dated as of July 24, 1998, by and among the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P. and R & R Rentals, Inc.	(2)
10.3(iv)	Amendment No. 3 to Registration Agreement dated as of May 14, 1999, by and among National Equipment Services, Inc.; Golder, Thoma, Cressey, Rauner Fund IV, L.P.; The 1818 Fund III, L.P.; Co-Investment Partners, L.P.; Erie Indemnity Company; Erie Insurance Exchange; Aquila Limited Partnership; GTR Associates V, Corp., and certain Executives and other persons named therein.	(7)
10.4(i)	Senior Management Agreement dated as of June 4, 1996, between the Company and Kevin Rodgers.*	(2)
10.4(ii)	Amendment No. 1 to Senior Management Agreement dated December 31, 1996, between the Company and Kevin Rodgers.*	(2)
10.5(i)	Senior Management Agreement dated as of June 4, 1996, between the Company and Paul Ingersoll.*	(2)
10.5(ii)	Amendment No. 1 to Senior Management Agreement dated December 31, 1996, between the Company and Paul Ingersoll.*	(2)
10.6	Senior Management Agreement dated as of December 31, 1996, between the Company and Dennis O'Connor.*	(2)
10.7	Executive Stock Pledge Agreement dated as of June 4, 1996, between the Company and Kevin Rodgers.	(2)
10.8	Executive Stock Pledge Agreement dated as of June 4, 1996, between the Company and Paul Ingersoll.	(2)

10.9	Executive Stock Pledge Agreement dated as of December 31, 1996, between the Company and Dennis O'Connor.	(2)
10.10	Promissory Note dated as of January 6, 1997, by Kevin Rodgers in favor of the Company in the principal amount of $63,232.	(2)
10.11	Promissory Note dated as of January 6, 1997, by Paul Ingersoll in favor of the Company in the principal amount of $9,880.	(2)
10.12	Promissory Note dated as of January 6, 1997, by Dennis O'Connor in favor of the Company in the principal amount of $19,760.	(2)
10.13	Securities Transfer Agreement dated as of December 31, 1996, by and among the Company; Golder, Thoma, Cressey, Rauner Fund IV, L.P.; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Kevin Rodgers; Paul Ingersoll and Dennis O'Connor.	(2)
10.14	Stock Purchase Agreement dated as of April 1, 1998, by and among the Company; Falconite, Inc. and the stockholders of Falconite, Inc.	(2)
10.15	First Amendment and Restatement of the National Equipment Services, Inc. 1998 Long-Term Incentive Plan.	(11)
10.16	Form of Underwriting Agreement among the Company; Salomon Smith Barney; Smith Barney, Inc.; William Blair & Company, L.L.C.; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery Securities LLC.	(1)
10.17	Stock Purchase Agreement dated as of September 1, 1998, by and among the Company; Shaughnessy Crane Service, Inc. and the stockholders of Shaughnessy Crane Service, Inc.	(3)
10.18	Employment Letter Agreement dated September 10, 1998, by and between the Company and James W. O'Neil.	(5)
10.19	Stock Purchase Agreement dated April 27, 1999, by and among National Equipment Services, Inc.; The 1818 Fund III, L.P.; Co-Investment Partners, L.P.; Erie Indemnity Company; Erie Insurance Exchange and Aquila Limited Partnership.	(6)
10.20	Purchase Agreement dated July 31, 1999, by and among The Plank Companies, L.P.; The Plank Companies, Inc.; Plank Management, Inc.; Michael J. Plank and NES Shoring Acquisition, Inc.	(8)
10.21	Purchase Agreement, dated as of December 31, 2001, by and among National Equipment Services, Inc., a Delaware corporation, NES Equipment Rental, L.P., a Delaware limited partnership, NES Equipment Services Corporation, an Illinois corporation, Brambles Equipment Services Holding, Inc., a Delaware corporation, Brambles U.S.A., Inc. a Delaware corporation, and Brambles Canada Inc., an Ontario corporation.	(10)
10.22	Employment Letter Agreement dated November 1, 2001, by and between the Company and Stephen A. Shaughnessy.	(11)
10.23	Employment Letter Agreement dated December 26, 2001, by and between the Company and Michael D. Milligan.	(11)

10.24	Asset Purchase Agreement, dated as of June 30, 2002, by and among National Equipment Services, Inc., NES Companies, L.P. and United Rentals (North America), Inc.	(12)
10.25	Employment Letter Agreement dated September 23, 2002, by and between the Company and Joseph M. Gullion.	(14)
11.1	Statement RE Computation of Per Share Earnings. Not required because the relevant computations can be determined clearly from the material contained in the financial statements included herein.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 001-14163).

(10)
Incorporated by reference to the Company's Current Report on Form 8-K dated January 2, 2002 (File No. 001-14163).

(11)
Incorporated by reference to the Company's Annual Report on Form 10-K dated April 16, 2002 (File No. 001-14163).

(12)
Incorporated by reference to the Company's Current Report on Form 8-K dated July 2, 2002 (File No. 001-14163).

(13)
Incorporated by reference to the Company's Current Report on Form 8-K dated October 16, 2002 (File No. 001-14163).

(14)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 001-14163).

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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)  INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II–Valuation and Qualifying Accounts and Reserves
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS