Form 10-Q
period 2003-03-31
NATIONAL EQUIPMENT SERVICES INC
filed 2003-05-14
CIK 1051381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-14163

National Equipment Services, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4087016
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Orrington Avenue, Suite 1600, Evanston, Illinois	60201
(Address of principal executive offices)	(Zip code)

(847) 733-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of May 7, 2003.

NATIONAL EQUIPMENT SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended

March 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)

Assets
Cash and cash equivalents	$7,112	$15,184
Trade accounts receivable, net of allowance for doubtful accounts of $4,166 and $5,477, respectively	115,390	123,094
Inventory, net	16,549	18,186
Rental equipment, net	470,230	492,775
Property and equipment, net	43,557	45,803
Intangible assets, net	139,664	139,978
Loan origination costs, net	4,361	6,791
Prepaid expenses and other assets, net	24,654	20,811
Total assets	$821,517	$862,622

Liabilities
Book overdraft	$—	$490
Trade accounts payable	12,698	28,965
Accrued interest	10,836	8,592
Accrued expenses and other liabilities	50,869	51,715
Debt	763,176	763,276
Total liabilities	837,579	853,038
Senior redeemable convertible preferred stock	96,921	96,796
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued	241	241
Additional paid-in capital	123,887	123,887
Retained earnings (accumulated deficit)	(217,329)	(187,589)
Stock subscriptions receivable	(16)	(80)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive loss	(704)	(4,609)
Total stockholders’ equity (deficit)	(112,983)	(87,212)
Total liabilities and stockholders’ equity (deficit)	$821,517	$862,622

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2003	2002

Revenues
Rental and service revenues	$106,612	$115,762
New equipment sales	8,790	9,462
Rental equipment sales	8,345	6,507
Other revenues	5,871	6,720
Total revenues	$129,618	$138,451
Cost of revenues
Rental equipment depreciation	26,247	27,546
Cost of rental and service revenues	54,890	57,170
Cost of new equipment sales	7,474	7,344
Cost of rental equipment sales	5,437	4,660
Other cost of revenues	5,653	6,707
Total cost of revenues	99,701	103,427
Gross profit	29,917	35,024
Selling, general and administrative expenses	35,073	31,225
Non-rental depreciation and amortization	1,933	2,440
Operating (loss) income	(7,089)	1,359
Other income, net	122	446
Interest expense, net	22,647	16,683
Loss from continuing operations before income taxes	(29,614)	(14,878)
Income tax benefit	—	—
Loss from continuing operations	(29,614)	(14,878)
Discontinued operations
Loss from discontinued operations, net of tax	—	(1,631)
Loss before cumulative effect of a change in accounting principle	(29,614)	(16,509)
Cumulative effect of a change in accounting principle, net of tax	—	(129,505)
Net loss	$(29,614)	$(146,014)
Other comprehensive income	3,905	3,668
Comprehensive loss	$(25,709)	$(142,346)
Basic loss per common share:
Continuing operations	$(1.41)	$(0.70)
Discontinued operations	—	(0.08)
Cumulative effect of a change in accounting principle	—	(6.14)
Net loss	$(1.41)	$(6.92)
Diluted loss per common share:
Continuing operations	$(1.41)	$(0.70)
Discontinued operations	—	(0.08)
Cumulative effect of a change in accounting principle	—	(6.14)
Net loss	$(1.41)	$(6.92)
Weighted average shares outstanding:
Basic calculation	21,151	21,119
Diluted calculation	21,151	21,119

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2003	2002

Operating Activities:
Net loss	$(29,614)	$(146,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,180	29,986
Cumulative effect of a change in accounting principle	—	129,505
Amortization of deferred finance costs and debt discount	2,628	853
Gain on sale of equipment	(3,002)	(1,919)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	7,704	(11,500)
Inventory	1,637	(874)
Prepaid expenses and other assets	(4,594)	(3,155)
Trade accounts payable	(16,267)	(4,183)
Accrued expenses and other liabilities	5,956	10,690
Net cash flows (used in) provided by continuing operating activities	(7,372)	3,389
Net cash flows provided by discontinued operating activities	215	2,540
Net cash flows (used in) provided by operating activities	(7,157)	5,929
Investing Activities:
Purchases of rental equipment	(6,560)	(11,953)
Proceeds from sale of rental equipment	8,345	6,507
Purchases of property and equipment	(2,440)	(1,198)
Proceeds from sale of property and equipment	529	399
Net cash flows used in continuing investing activities	(126)	(6,245)
Net cash flows provided by discontinued investing activities	—	5
Net cash used in investing activities	(126)	(6,240)
Financing Activities:
Proceeds from long-term debt	—	27,000
Payments on long-term debt	(299)	(27,082)
Book overdraft	(490)	(3,499)
Net cash used in financing activities	(789)	(3,581)
Net decrease in cash and cash equivalents	(8,072)	(3,892)
Cash and cash equivalents at beginning of period	15,184	4,199
Cash and cash equivalents at end of period	$7,112	$307

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

1.  Organization

National Equipment Services, Inc. (the “Company”) is principally a holding company organized on June 4, 1996 (date of inception) under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired since the date of inception. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States. The Company rents various types of equipment to a diverse customer base, including construction, automotive and other industrial users. The Company also sells new and used equipment out of its rental fleet, sells related parts and provides other services. The nature of the Company’s business is such that short-term obligations are typically met by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

The consolidated financial statements include accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

2.  Going concern

The Company’s financial performance has been negatively affected over the last two years due to lower activity levels in the economy, decreasing rental rates and higher operating costs.  The resulting decrease in earnings combined with existing cash needs for working capital significantly affected the Company’s cash flows from operations in 2002.  These trends have continued in the first quarter of 2003.  In response to this environment, management initiated several actions during 2002 including actions to reduce its operating expense through personnel reductions and consolidations of branch and support operations, as well as asset sales to reduce its debt, including the sale of the Trench Shoring business.  Although these actions resulted in reduced debt levels from 2001 to 2002 of approximately $105,700, the Company’s liquidity is strained.  Additionally, a significant portion of the Company’s debt matures in July 2003.

During January 2003, the Company notified the senior bank lenders (“Senior Lenders”) under its Amended and Restated Credit Agreement dated as of August 6, 1999, as amended (the “credit facility”), that it was in default under the credit facility.  As of December 31, 2002, the Company and the Senior Lenders entered into Amendment No. 8 to the credit facility, which, among other things, amended the definition of “Borrowing Base.”  As of January 23, 2003, the Company and the Senior Lenders entered into an agreement (the “Forbearance Agreement”), pursuant to which the Senior Lenders agreed to a forbearance period during which they agreed not to exercise certain remedies available to them as a result of the existing defaults under the Company’s credit facility.  The initial forbearance period ended on March 14, 2003.

As of March 14, 2003, the Company and the Senior Lenders entered into the Second Forbearance Agreement and Amendment No. 9 to the credit facility  (the “Second Forbearance Agreement”), which extended the forbearance period.  The forbearance period, which is currently scheduled to end on May 14, 2003, will end sooner upon the occurrence of certain events such as an event of default under the credit facility (other than an Acknowledged Event of Default (as defined)), or in the event the Company fails to complete certain actions leading to a financial restructuring.  The Company is currently in discussions with its Senior Lenders regarding an extension of the Second Forbearance Agreement.

Under the terms of the Second Forbearance Agreement, the likelihood is remote that the Company would be able to access any additional funds from its credit facility.  The Company is currently in discussions with its Senior Lenders about the possible terms of a financial restructuring.  The Company is also in discussions with an Ad Hoc Committee representing holders (“Noteholders”) of the Company’s outstanding Senior Subordinated Notes due November 2004.  The significant terms and conditions of a financial restructuring being negotiated include negotiations about:  extension of debt maturities and repayment schedules, debt forgiveness, conversion of debt to equity or other equity-like instruments, additional equity investments, further asset sales, interest rates and other yield matters, as well as the covenants associated with the renegotiated capital instruments.

The next scheduled interest payment due on the Senior Subordinated Notes is on May 30, 2003.  Under the credit facility, the Senior Lenders have the ability to issue a notice to the Company preventing the Company from paying such interest if the Company is in default under the credit facility.  The failure by the Company to pay interest on the Senior Subordinated Notes when due, if not cured within 30 days, would be an event of default under the Senior Subordinated Notes.  In the event the Company is unable to reach agreement with the Senior Lenders and Noteholders on acceptable terms and conditions, the Company would be forced to seek to reorganize its business under Chapter 11 of the U.S. bankruptcy laws.

While management continues to execute the Company’s cost savings initiatives and to manage its working capital, there are no assurances that these or future efforts will be successful in improving the Company’s financial performance or liquidity.  Management is also unable to predict the timing or outcome of the negotiations discussed above.  Until such time as the negotiations are completed or the Company seeks to reorganize its business under Chapter 11 of the U.S. bankruptcy laws, which could happen as soon as the second quarter, it is not possible to estimate the effect on the Company’s recorded values of its assets and liabilities.  There is a high likelihood these adjustments will be material to the financial statements, but no adjustments have been made as of March 31, 2003 due to the uncertainty associated with future events and resulting accounting consequences.  The deterioration of the Company’s financial performance and resulting defaults under the credit facility also raise substantial doubt about the ability of the Company to continue as a going concern.

3.  Basis of presentation

General—The accompanying unaudited financial statements as of and for the quarters ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2002 consolidated balance sheet was derived from audited financial statements but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, have been included. As noted in Note 2, no adjustments have been made to reflect the possibility of a financial restructuring due to the uncertainty associated with such a restructuring. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.  Due to the seasonality that impacts a significant portion of the Company’s locations, the second and third quarters are typically the most active quarters for the Company.

Derivative Instrument—Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, became effective as of January 1, 2001. The Company’s only derivative was an interest rate swap used to hedge a portion of the Company’s debt and was designated as a cash flow hedging instrument. The derivative was recorded as an asset or liability on the consolidated balance sheet at fair value, with any changes in the fair value of the derivative recorded in other comprehensive income.  As of March 31, 2003, the derivative liability totaled $1,257 and was recorded as an accrued liability on the consolidated balance sheet.  It was extinguished upon the expiration of the interest rate swap agreement on April 17, 2003.

Comprehensive Income—SFAS No. 130, “Reporting Comprehensive Income”, which requires comprehensive income and its components to be disclosed in the financial statements for all periods presented became effective in 1999. Included in other comprehensive income is a change in the fair value of a derivative instrument, totaling $3,352 of income during the three-month period ending March 31, 2003 and unrealized foreign currency translation gains totaling $553.

Stock-Based Compensation–The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  In accordance with the intrinsic value method, no compensation expense is recognized for the Company’s stock option plan.  Had compensation expense been determined based on the fair value at the assumed grant date for awards under this plan consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and net loss per share would have been as follows for the quarters ended March 31:

	2003	2002

Net loss, as reported	$(29,614)	$(146,014)
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of tax	(3)	(296)
Pro forma net loss	$(29,617)	$(146,310)

Basic loss per share, as reported	$(1.41)	$(6.92)
Pro forma basic loss per share	$(1.41)	$(6.93)
Diluted loss per share, as reported	$(1.41)	$(6.92)
Pro forma diluted loss per share	$(1.41)	$(6.93)

Recently Issued Accounting Standards–In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.”  This Statement rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment to that Statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the recission of SFAS No. 4 are effective beginning in 2003.  All other provisions are effective after May 15, 2002.   As discussed in Note 2, it is possible the Company will restructure its debt.  If a restructuring should occur, the related gain will be accounted for pursuant to SFAS No.145.  It is not possible to estimate the impact of this new pronouncement given the uncertainties surrounding the potential outcomes of any such restructuring.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than as of the date of a commitment to an exit or disposal plan.  Examples of costs covered by SAFS 146 included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity.  SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effects of this new standard were immaterial in the first quarter.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.  This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not require the Company to use the fair value method.  This standard also amends certain disclosure requirements related to stock-based employee compensation.  The Company adopted the disclosure portion of this standard as of December 31, 2002.

Reclassifications—Certain reclassifications of prior year financial statement amounts have been made to conform to current year reporting.

4.  Dispositions

On June 30, 2002, the Company sold its underground trench shoring business. The proceeds of $108,890 from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial condition and results of operations of this business are reflected herein as discontinued operations.

5.  (Loss) earnings per share

The Company’s (loss) earnings per share for the three months ended March 31, 2003 and 2002 are calculated as follows:

	2003	2002

Loss from continuing operations	$(29,614)	$(14,878)
Less accretion on preferred stock	(125)	(125)
Loss from continuing operations available to common stockholders	$(29,739)	$(15,003)
Weighted average shares	21,151	21,119
Less unvested stock	—	—
Basic weighted average shares	21,151	21,119
Effect of dilutive securities
Unvested stock	—	—
Convertible preferred stock	—	—
Diluted weighted average shares	21,151	21,119
Basic loss per share from continuing operations	$(1.41)	$(0.70)
Diluted loss per share from continuing operations	$(1.41)	$(0.70)

The effect of dilutive securities is omitted from the computation of diluted (loss) earnings per share during periods of net loss because inclusion would be anti-dilutive by reducing the loss per share. At March 31, 2003 and 2002, stock options totaling approximately 2,111 and 2,602, respectively, and convertible preferred stock shares of 7,692 in each quarter were excluded from the computation of the diluted (loss) earnings per share because the exercise prices were greater than the average market price of the common shares.

6.  Inventory

Inventory, net consists of the following, at:

	March 31, 2003	December 31, 2002

New equipment	$3,084	$4,007
Used equipment	327	1,136
Supplies	5,051	4,735
Parts	12,313	13,732
	20,775	23,610
Reserves for excess and obsolete inventory	(4,226)	(5,424)
	$16,549	$18,186

7.  Debt

The Company’s Credit Facility provides for a term loan of $70,000 and a revolving loan of $480,000. Based upon the available borrowing base (which is based on inventory, accounts receivable and rental equipment levels) at March 31, 2003, the Company had no availability on the revolving Credit Facility loan. The Credit Facility is collateralized by substantially all of the Company’s assets.

During 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004 (the “Series A Notes”) at a discount netting proceeds of $99,000. During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the “Series B Notes”), which have been registered for public trading, for the Series A Notes. During 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the “Series C Notes”) at a discount netting proceeds of $122,000. During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,000. Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the “Series D Notes”), which have been registered for public trading, for the Series C Notes.

The Company is a holding company with no independent operations, and the Company’s assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company’s subsidiaries make full, unconditional, joint and several guarantees of the Series B Notes and the Series D Notes, and all of these subsidiaries are directly or indirectly wholly-owned by the Company. There are no restrictions on the ability of the Company to obtain funds from these subsidiaries by dividend or loan.  The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors.

The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The credit facility also contains various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. As of December 31, 2002, the Company was in default under the financial covenants governing the credit facility.   As of January 23, 2003, the Company and the lenders under the credit facility entered in a forbearance agreement with an initial expiration of March 14, 2003.  As of March 14, 2003, the Company and the lenders under the credit facility entered into a second forbearance agreement which extended the forbearance period until May 14, 2003, subject to earlier expiration upon the occurrence of certain circumstances.  The Company is currently in discussions with its lenders under the credit facility regarding an extension of the second forbearance agreement.

As a result of the covenant defaults and issues with the borrowing base, the Company does not believe that it has sufficient liquidity and capital resources to finance its operations and pursue its business strategy. The Company will need to refinance its credit facility and its Series B Notes and Series D Notes since the Credit Facility becomes due and payable in July 2003 and its Series B Notes and Series D Notes become due and payable in November 2004. There can be no assurance that the Company will be able to raise the necessary capital on favorable terms, which could have a material effect on the Company’s future financial condition and results of operations.  Refer to Note 2 for further discussion.

8.  Segment information

All operations are managed at the branch level.  Senior management makes decisions regarding investments and capital allocations on a regional basis.  The Company’s significant operating segments include Traffic Safety, East, Southwest and Central.  The Company has two reporting segments, Traffic Safety and General Rental and Other. The Traffic Safety operations have different contractual, regulatory and capital requirements than the General Rental operations. Intersegment revenues are not material and the operating earnings (losses) of the segments do not include interest expense (income). The Company has no single customer that represents greater than 10% of the Company’s consolidated revenues. Identifiable assets are those used in the Company’s operations in each segment.

The following table presents the information for the reported segments for the quarters ended March 31:

	Traffic Safety	General Rental and Other	Discontinued Operations	Consolidated
2003:
Rental and service revenues	$14,977	$91,635		$106,612
New equipment sales	459	8,331		8,790
Rental equipment sales	18	8,327		8,345
Other revenues	751	5,120		5,871
Total revenues	16,205	113,413		129,618
Operating loss	(3,206)	(3,883)		(7,089)
Net loss	(3,178)	(26,436)		(29,614)
Identifiable assets	101,741	719,408	$368	821,517
Depreciation and amortization	3,035	25,145		28,180
Capital expenditures	1,402	7,598		9,000
2002:
Rental and service revenues	$13,153	$102,609		$115,762
New equipment sales	1,101	8,361		9,462
Rental equipment sales	17	6,490		6,507
Other revenues	214	6,506		6,720
Total revenues	14,485	123,966		138,451
Operating income (loss)	(3,767)	5,126		1,359
Net loss(a)	(5,359)	(139,024)	$(1,631)	(146,014)
Identifiable assets	104,836	809,839	109,694	1,024,369
Depreciation and amortization	2,971	27,015		29,986
Capital expenditures	780	12,371		13,151

(a) Net loss amount for General Rental and Other operations includes a $129,505 goodwill impairment charge recorded as a cumulative effect of a change in accounting principle charge, in accordance with SFAS No. 142.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (dollar amounts in thousands)

The following table shows information derived from the Company’s historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended March 31,
	2003	2002

Rental and service revenues	82.3%	83.6%
New equipment sales	6.8	6.8
Rental equipment sales	6.4	4.7
Other revenues	4.5	4.9
Total revenues	100.0	100.0
Cost of revenues	76.9	74.7
Gross margin	23.1	25.3
Selling, general and administrative expenses	27.1	22.5
Non-rental depreciation and amortization	1.5	1.8
Operating (loss) income	(5.5)	1.0
Other income, net	0.1	0.3
Interest expense, net	17.5	12.0
Loss before income taxes	(22.9)	(10.7)
Income tax benefit	—	—
Loss from continuing operations	(22.9)	(10.7)
Loss from discontinued operations, net of tax	—	(1.2)
Cumulative effect of a change in accounting principle, net of tax	—	(93.6)
Net loss	(22.9)%	(105.5)%

Results of Operations

Quarter Ended March 31, 2003, Compared with the Quarter Ended March 31, 2002

Revenues

Total revenues decreased to $129,618 for the three months ended March 31, 2003 from $138,451 for the three months ended March 31, 2002.  Rental and service revenues declined to $106,612 for the three months ended March 31, 2003 from $115,762 for the same period in 2002.  This decrease is primarily the result of pressure on rental rates, brought about by the continued slowness in the economy.  Rental equipment sales were up $1,838 for the three- month period in 2003 as compared to the same period in 2002, primarily as a result of an equipment auction in which the Company participated in February.  For the most recent quarter, new equipment sales and other revenues declined 7% and 13%, respectively.  Total revenues within the Company’s General Rental and Other operations decreased to $113,413 for the three months ended March 31, 2003 from $123,966 for the three months ended March 31, 2002.  Rental and service revenues decreased $10,974.  Total revenues within the Company’s Traffic Safety operations increased to $16,205 for the three months ended March 31, 2003 from $14,485 for the three months ended March 31, 2002 as a result of increased activity.  Rental and service revenues increased $1,824.

Gross Profit

Gross profit decreased to $29,917 for the three months ended March 31, 2003 from $35,024 for the three months ended March 31, 2002. Gross margins decreased to 23% from 25%.  Within the General Rental and Other operations, gross profit decreased to $29,355 for the three months ended March 31, 2003 from $34,500 for the three months ended March 31, 2002.  The decrease is a result of the continuing pressure on rental rates described above.  Gross margins on rental and service revenues declined to 49% during the first quarter of 2003 as compared to 54% during the same period in 2002.  Gross profit within the Traffic Safety operations increased to $562 for the three months ended March 31, 2003 from $524 for the three months ended March 31, 2002.  The 7.3% increase is the result of more rental activity within this segment during 2003, as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $35,073 for the three months ended March 31, 2003 from $31,225 for the three months ended March 31, 2002.  The increase was primarily the result of professional and consulting fees paid in conjunction with the Company’s financial restructuring.  As a percentage of total revenues, selling, general and administrative expenses increased to 27% from 23% during these periods.  Selling, general and administrative expenses for the General Rental and Other operations have increased to $31,578 for the three months ended March 31, 2003 from $27,197 for the three months ended March 31, 2002.  Selling, general and administrative expenses for the Traffic Safety operations have declined to $3,495 for the three months ended March 31, 2003 from $4,028 for the three months ended March 31, 2002.  These decreases are the result of various cost-savings initiatives implemented during 2002 within the Traffic Safety operations.

Interest Expense, Net

Interest expense, net, increased to $22,647 for the three months ended March 31, 2003 from $16,683 for the three months ended March 31, 2002.  The increase in the current quarter is the result of higher interest rates on the Company’s senior debt as a result of the default in the credit facility and resulting forbearance agreements.

Loss from Discontinued Operations

On June 30, 2002, the Company sold its underground trench shoring business. The proceeds from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial condition and results of operations of this business are reflected herein as discontinued operations.

Cumulative Effect of a Change in Accounting Principle

The cumulative effect of a change in accounting principle reflects the charge recognized in conjunction with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

Liquidity and Capital Resources

The Company’s primary capital requirements are for purchasing new rental equipment. The Company’s other capital expenditures include buying vehicles used for delivery and maintenance, and for property, plant and equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $6,560 and $11,953 in the first three months of 2003 and 2002, respectively. The Company’s expenditures for rental fleet are expected to be approximately $50,000 in 2003. The Company’s principal sources of cash are cash generated from operations.  Prior to the default under its credit facility, the Company also utilized borrowings available under its credit facility.

For the three months ended March 31, 2003 and 2002, the Company’s net cash (used in) provided by operations was $(7,157) and $5,929, respectively.  The use of cash in 2003 relates primarily to a reduction in trade accounts payable due to timing of payments.  For the three months ended March 31, 2003 and 2002, the Company’s net cash used in investing activities was $126 and $6,240, respectively. Net cash used in investing activities consists primarily of purchases of rental equipment and property and equipment. For the three months ended March 31, 2003 and 2002, the Company’s net cash used in financing activities was $789 and $3,581, respectively. Net cash used in financing activities consists primarily of repayments under the Company’s credit facility.

The Company’s credit facility provides for a $70,000 term loan and a revolving credit facility up to a maximum of $480,000 (subject to availability based on certain financial tests including a borrowing base) to meet acquisition needs, as well as seasonal working capital and general corporate requirements.  As of March 31, 2003, $486,856 was outstanding under the credit facility. Based upon the available borrowing base (which is based on the book value of the Company’s inventory and accounts receivable and the appraised value of the Company’s rental equipment) at March 31, 2003, the Company had no availability on the revolving Credit Facility loan. The available borrowing base is recomputed monthly.  In the event that the book value of the Company’s inventory or accounts receivable or the appraised value of the Company’s rental equipment declines without a corresponding increase in one of the other categories, the available borrowing base will be reduced accordingly.  As a result of the significant reduction in the available borrowing base, the Company’s liquidity has been adversely affected, including its ability to pay interest on the Series B Notes and the Series D Notes when due.  A failure to pay such interest when due would result in a default under the indentures governing the Series B Notes and the Series D Notes, which would have a material adverse effect on the Company.

The credit facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) the ratio of senior debt to EBITDA, 2) minimum interest coverage ratio and 3) the ratio of funded debt to EBITDA. The credit facility also contains various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. As of December 31, 2002, the Company was in default under the financial covenants governing the credit facility.   As of January 23, 2003, the Company and the lenders under the credit facility entered in a forbearance agreement with an initial expiration of March 14, 2003.  As of March 14, 2003, the Company and the lenders under the credit facility entered into a second forbearance agreement which extended the forbearance period until May 14, 2003, subject to earlier expiration upon the occurrence of certain circumstances.  The Company is currently in discussions with the lenders under the credit facility regarding an extension of the second forbearance agreement.

During 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004 (the “Series A Notes”) at a discount netting proceeds of $99,000. During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the “Series B Notes”), which have been registered for public trading, for the Series A Notes.

Also during 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the “Series C Notes”) at a discount netting proceeds of $122,000. During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,000. Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the “Series D Notes”), which have been registered for public trading, for the Series C Notes.

The Company accretes the original issue discount of the Series B Notes and the Series D Notes over the term of the notes using the effective interest rate method. The indentures for the Series B and Series D Notes contain a number of covenants that, among other things, set certain limitations on the granting of liens, asset sales, additional indebtedness, transactions with affiliates, restricted payments, investments, issuances of stock and payment of dividends. The Company is currently in compliance with all such covenants under the indentures.  Under the credit facility, the lenders have the ability to issue a notice to the Company preventing the Company from paying such interest if the Company is in default under the credit facility.  The failure by the Company to pay interest on the Series B Notes and the Series D Notes when due which is not cured within thirty days would be an event of default under the Series B Notes and Series D Notes.

As a result of the covenant defaults and issues with the borrowing base, the Company does not believe that it has sufficient liquidity and capital resources to finance its operations and pursue its business strategy. The Company will need to refinance its credit facility and its Series B Notes and Series D Notes since the Credit Facility becomes due and payable in July 2003 and its Series B Notes and Series D Notes become due and payable in November 2004. There can be no assurance that the Company will be able to raise the necessary capital on favorable terms, which could have a material effect on the Company’s future financial condition and results of operations and may require the Company to seek to reorganize its business under Chapter 11 of the U.S. bankruptcy laws.  As a result, there is substantial doubt about the ability of the Company to continue as a going concern.

As a result of the Company’s financial condition, certain suppliers have requested alternate payment provisions.  To date, such alternate payment provisions have not had significant negative impact of the Company’s liquidity.

General Economic Conditions, Inflation and Seasonality

The Company’s operating results may be adversely affected by changes in general economic conditions, including changes in construction and industrial activity, or increases in interest rates, or by adverse weather conditions that may temporarily decrease construction and industrial activity in a particular geographic area. Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes this has not had a material impact on the Company’s results of operations and is not likely to in the foreseeable future.  The Company’s revenues and operating results are expected to fluctuate due to the seasonal nature of the industry in which the Company operates, with rental activity tending to be lower in the winter.

Recently Issued Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.”  This Statement rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment to that Statement, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the recission of SFAS No. 4 are effective beginning in 2003.  All other provisions are effective after May 15, 2002.   As discussed in Note 2, it is possible the Company will restructure its debt.  If a restructuring should occur, the related gain will be accounted for pursuant to SFAS No.145.  It is not possible to estimate the impact of this new pronouncement given the uncertainties surrounding the potential outcomes of any such restructuring.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than as of the date of a commitment to an exit or disposal plan.  Examples of costs covered by SAFS 146 included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity.  SFAS 146 also supercedes, in its entirety, previous accounting guidance that was provided by Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The effects of this new standard were immaterial in the first quarter.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.  This standard provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” but does not require the Company to use the fair value method.  This standard also amends certain disclosure requirements related to stock-based employee compensation.  The Company adopted the disclosure portion of this standard as of December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s credit facility, as amended, provides the Company with a $70,000 term loan and permits the Company to borrow up to an additional $480,000 of revolving loans provided that certain conditions and financial tests are met, subject to a borrowing base. Borrowings under the credit facility bear interest, at the Company’s option, at a specified base rate or Eurodollar rate plus the applicable borrowing margin. Under the Second Forbearance Agreement, the Company is limited in its ability to utilize the Eurodollar rate.  At May 7, 2003, the Company had total borrowings under the credit facility of $486,856, $86,856 of which was subject to interest rate risk. Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $869.

The Company may, from time to time, use interest rate swap contracts to hedge the impact of interest rate fluctuations on certain variable rate debt. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Effective April 18, 2001 the Company entered into an interest rate swap contract, which fixed the interest rate at 4.71% on $400 million of variable rate debt through April 17, 2003. The interest differential was paid or received on a monthly basis and recognized as a component of interest expense. The counter-party to the swap was a major financial institution.

ITEM 4. CONTROLS AND PROCEDURES

Explanation of disclosure controls and procedures - After evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the “Evaluation Date”), the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in internal controls – There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 7 of the Notes to Consolidated Financial Statements for a discussion of certain defaults under the Company’s Senior Credit Facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

See Index of Exhibits on page 19.  The Company filed a Current Report on Form 8-K dated March 21, 2003 to report its notice of default under the credit facility and the subsequent forbearance agreements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2003.

NATIONAL EQUIPMENT SERVICES, INC.

By:	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan Chief Financial Officer

Form 10-Q: For the quarter ended March 31, 2003.

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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