Form 10-K
period 2003-12-31
NATIONAL EQUIPMENT SERVICES INC
filed 2004-03-30
CIK 1051381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to
Commission File Number: 001-14163

National Equipment Services, Inc.
(Debtor-in-Possession as of June 27, 2003)
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4087016 (I.R.S. Employer Identification No.)
8770 W. Bryn Mawr, 4th Floor Chicago, Illinois 60631 (Address of principal executive offices)
Registrant's telephone number, including area code: (773) 695-3999
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of National Equipment Services, Inc. was approximately $311,000.

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

        As of February 10, 2004, there were 21,151,163 shares of Common Stock of National Equipment Services, Inc., par value $0.01 per share, outstanding.

National Equipment Services, Inc.
(Debtor in Possession as of June 27, 2003)

FORM 10-K REPORT INDEX

Forward-Looking Statements

        Note: This report contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management's current judgment on what the future holds. A variety of factors could cause business conditions and the Company's actual results to differ materially from those expected by the Company or expressed in the Company's forward-looking statements. These factors include, without limitation, the Company's ability to successfully integrate acquired businesses; changes in market price or market demand; loss of business from customers; general declines in rental rates in the market; pricing pressure from competitors; inability to fund required capital expenditures; the Company's pending bankruptcy reorganization; unanticipated expenses; changes in financial markets; the Company's substantial leverage; potential defaults in the Company's indebtedness; inability to make scheduled principal amortization payments on indebtedness; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available on our internet website free of charge. These reports are available as soon as practicable after we electronically file these reports with the Securities and Exchange Commission. Our website address is www.nesrentals.com.

PART I

ITEM 1.    BUSINESS

General

        National Equipment Services, Inc. (the "Company") is a leading participant in the highly fragmented $24 billion equipment rental industry. Through its 42 businesses acquired since January 1997, the Company rents general and specialty equipment to industrial and construction end-users. The Company rents over 750 different types of machinery and equipment and distributes new equipment for nationally recognized original equipment manufacturers. The Company also sells used equipment as well as complementary parts, supplies and merchandise and provides repair and maintenance services to its customers. The Company is geographically diversified, with 141 locations across 34 states and Canada and is a leading competitor in each of the geographic markets it serves.

        Management believes the Company offers a well-maintained fleet of general and specialty equipment in each of its markets. The average age of the Company's equipment fleet is approximately five years. The Company's general industrial and construction equipment selection ranges from large equipment such as aerial work platforms (booms and scissors), cranes, industrial and rough terrain forklifts, light earth-moving equipment and portable air compressors to small equipment such as hand tools to industrial and commercial construction customers. The Company's specialty equipment available for rent includes mobile storage, pumps and highway safety equipment.

        The Company is led by an experienced management team. The professionals who manage the Company's local operations average more than 15 years of experience in the equipment rental industry and have extensive knowledge of and relationships in their local markets.

Proceedings Under Chapter 11 of the U.S. Bankruptcy Code

        On June 27, 2003, the Company and its U.S. subsidiaries (collectively, the "Debtors") filed for voluntary reorganization under Chapter 11 (the "Filing") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the Northern District of Illinois ("Bankruptcy Court"). The Debtor's subsidiary located in Canada, which represents less than 2.0% of total revenues and total assets in 2003, was not included in the petition. Due to the size of the Company's Canadian subsidiary, the consolidated financial statements of the Company included in Item 8 present the consolidated financial statements of the Debtor in all material respects. As of December 31, 2003, the Debtors were operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

        The initial joint plan of reorganization was filed on October 17, 2003. On January 23, 2004, the Debtors filed a fourth amended joint plan of reorganization (the "Plan of Reorganization"), which received the requisite support from the creditors authorized to vote thereon. The Plan of Reorganization was confirmed by the bankruptcy court on January 23, 2004, and the Company emerged from bankruptcy on February 11, 2004 (the "Effective Date").

        From June 27, 2003 through February 11, 2004, the Debtors continued to operate as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Shortly after the Filing, the Debtors began notifying all known or potential creditors of the Filing for the purposes of identifying all pre-petition claims against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against the property of the Debtors were stayed. As a result, the creditors of the Debtors were precluded from collecting pre-petition debts without the approval of the Bankruptcy Court. Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees and insurance costs.

        The Company obtained Debtor-in-Possession financing which provided up to $30 million of availability to the Company to fund operations during the bankruptcy period. The Company did not borrow any funds from this financing source during the period it was in place.

        The Plan of Reorganization provides for the cancellation of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company (the "Old Common Stock"), all of the issued and outstanding shares of preferred stock of the Company, and all other outstanding securities of the Company, including common stock options as of the Effective Date.

        On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc. NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc. NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of the newly formed NES Rentals Holdings, Inc. ("NESR"), which is the successor to National Equipment Services, Inc. NESR is the new public company parent of National Equipment Services, Inc. NESR has 25,000,000 authorized shares of common stock, of which 21,400,000 will be issued (the "New Common Stock").

        In accordance with the Plan of Reorganization, (i) holders of general unsecured claims, including the holders of the Company's Senior Subordinated Notes due 2004, Series B and Senior Subordinated Notes due 2004, Series D, are to receive 97.5% of the New Common Stock of the Company, (ii) the holders of the Company's preferred stock are to receive 2.0% of the New Common Stock of the Company, and (iii) the holders of the Company's Old Common Stock are to receive 0.5% of the New Common Stock of the Company.

        On the Effective Date, NESR entered into a new senior secured credit facility (the "New Credit Facility"). The New Credit Facility consists of $285 million of term loan facilities and a $205 million revolving credit facility. NESR has scheduled principal repayments quarterly on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.

        As a result of the emergence from bankruptcy, the Company plans to adopt fresh-start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires the Company to allocate the reorganization value of the reorganized company to its assets and to state liabilities existing at the Plan of Reorganization confirmation date at present values of amounts to be paid determined at appropriate current interest rates. For financial reporting purposes, the effective date of the emergence from bankruptcy is the close of business on January 31, 2004. Accordingly, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting will be reflected in the Company's final statement of operations prior to emergence. As a result of the reorganization and the expected adoption of fresh-start reporting, the Company's results of operations after January 31, 2004 will not be comparable to results reported in prior periods.

Acquired Businesses

        The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of general and specialty equipment to industrial and construction end-users. Since inception, the Company acquired the following 42 businesses:

Acquired Business	Products	Geographic Focus	Years in Business at Acquisition Date	Date Acquired
Industrial Hoist Services	Pneumatic and electric hoists	National	16	January 1997
Aerial Platforms	Aerial work platforms	Atlanta, Georgia	15	February 1997
Lone Star Rentals	General equipment	Gulf Coast	17	March 1997
BAT Rentals	General equipment	Las Vegas, Nevada	37	April 1997
Sprintank	Liquid and specialized storage tanks	Gulf Coast	9	July 1997
Equipco Rentals & Sales	General equipment	Western Virginia	21	July 1997
Genpower Pump and Equipment	Pumps	Gulf Coast	15	January 1998
Eagle Scaffolding*	Scaffolding	Las Vegas, Nevada	6	January 1998
Grand Hi-Reach	Aerial work platforms	Grand Rapids, Michigan	14	February 1998
Work Safe Supply	Highway safety equipment	Michigan	20	February 1998
Dragon Rentals	Liquid storage tanks	Gulf Coast	7	March 1998
Cormier Equipment Company	General equipment	East Coast	15	March 1998
Albany Ladder	Aerial work platforms	Northeast	67	March 1998
Falconite Equipment, Inc.	Aerial work platforms and cranes	Mid-South and Gulf Coast	44	July 1998
R & R Rentals	Cranes	Gulf Coast	16	July 1998
Traffic Signing and Marking	Highway safety equipment	Wisconsin	20	August 1998
Shaughnessy Crane Service, Inc.	Aerial work platforms and cranes	Northeast	84	September 1998
Rebel Studio Rentals	Aerial work platforms	California	5	October 1998
Barricade & Light Rental, Inc.	Highway safety equipment	Arizona	25	March 1999
Mayer-Hammant	Pumps and compressors	Gulf Coast	30	March 1999
Wellesley Crane Service	Cranes	Northeast	29	March 1999
Advanced Warnings, Inc.	Highway safety equipment	Oklahoma	16	April 1999
The Mike Madrid Company Inc., Latshaw Traffic Services, Inc., and Madrid Leasing Corp.	Highway safety equipment	Indiana	16	April 1999
The Illinois operations of S&R Equipment Co.	Aerial work platforms and cranes	Mid-South and Gulf Coast	9	May 1999
Elite Rentals	Earth-moving equipment	Gulf Coast	2	June 1999
Gould & Associates, Inc.	Pumps	Southeast	11	July 1999
The Plank Company, LP*	Trench safety equipment	Gulf Coast and West Coast	39	August 1999
Interstate Traffic Control, Inc. and Rich-Lite, Inc.	Highway safety equipment	Southeast	18	August 1999
American Tool Rental Corp.	General equipment	East Coast	12	August 1999
Management Technology America, Ltd.	Management information systems	National	14	August 1999
Alternate Construction Controls, Inc.	Highway safety equipment	Illinois	12	September 1999
L and C Flashing Barricades, Inc.	Highway safety equipment	East Coast	36	September 1999
Safety Light Sales & Leasing, Inc. of Texas*	Highway safety equipment	Gulf Coast	31	October 1999
Tropical Ladder and Lifts, Inc.	General equipment	Florida	10	October 1999

ABC Barricade, Inc.	General equipment	Florida	8	October 1999
Cantel, Inc.*	Trench safety equipment	Northwest	14	November 1999
Tri-State Signing, Inc.	Highway safety equipment	Iowa	11	November 1999
Cassidy & Lee, Inc.	Earth-moving equipment	Northeast	40	March 2000
Road Light, Inc. and Interstate Sign, Inc.	Highway safety equipment	East Coast	26	March 2000
Laser Products, Inc.*	Trench safety equipment	Georgia	25	June 2000
St. Clair Equipment Company	Aerial work platforms	Gulf Coast	40	August 2000
Brambles Equipment Services, Inc.	General equipment	Midwest	12	December 2001

*
Indicates businesses that have been sold or exited by the Company.

Products and Services

        The Company is primarily involved in the business of renting equipment to industrial and construction end-users. In addition, to more fully serve its customers and leverage its fixed costs, the Company sells complementary parts, merchandise and rental equipment, acts as a distributor of new equipment on behalf of original equipment manufacturers and services the equipment it sells. Refer to the notes to the consolidated financial statements of the Company included later in this report for financial information about segments.

        Equipment Rental and Service.    The Company rents a broad selection of general equipment, ranging from large equipment, such as aerial work platforms, air compressors, generators, earth-moving equipment and rough terrain forklifts, to smaller equipment and hand tools. The Company's specialty equipment available for rent includes electric and pneumatic hoists, hydraulic and truck-mounted cranes, liquid storage tanks, pumps and highway safety equipment. The Company's general rental contracts range from daily rental contracts for small subcontractors to multi-year contracts for certain industrial customers, with an overall average rental period of approximately three weeks. The mix of rental equipment at each of the Company's locations is a function of the demands of the local customer base and the focus of that business. At December 31, 2003, the original equipment cost of the Company's rental fleet was in excess of $850 million, and the average age of its rental fleet was approximately five years based on the model year of manufacture. The Company also provides repair and maintenance services in connection with the equipment it sells as a complement to its core business.

        Sales of New Equipment.    The Company sells new equipment to end-users from certain original equipment manufacturers including JLG Industries, Genie Industries, John Deere, Hyster, Ingersoll-Rand, Miller Electric, SkyJack and Tadano. The Company believes the volume of equipment it buys creates significant purchasing power with suppliers, which generally leads to favorable prices and terms for equipment the Company purchases for its rental fleet and sells as new equipment. The Company's ability to sell new equipment offers flexibility to its customers, and the Company believes this enhances its customer relations.

        Sales of Rental Equipment.    The Company routinely sells rental equipment to adjust the size and composition of its rental fleet to changing market conditions and as part of its ongoing commitment to maintain a high quality fleet. The Company can receive favorable sales prices for its rental equipment due to its preventive maintenance program and its practice of selling rental equipment before it becomes irreparable or obsolete. Fleet management works with local managers to optimize the timing of sales of rental equipment by taking into account maintenance costs, rental demand patterns and resale prices. The

Company sells rental equipment to its existing rental customers and to used equipment buyers through its branch operations as well as through third party auctioneers.

        Sales of Parts and Merchandise.    The Company also sells a wide range of parts and merchandise, including saw blades, drill bits, shovels, goggles, hard hats and other safety gear as a complement to its core equipment rental business. The Company believes these sales enable the Company to attract and retain customers by offering the convenience of "one-stop shopping." These revenues are reflected as "Other revenues" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

Customers

        Management estimates the Company currently has more than 82,000 customers, ranging from "Fortune 500" companies to small contractors. During 2003, no single customer accounted for more than 2% of the Company's total revenues, while the top five customers represented less than 5% of total revenues. Customers look to the Company as a comprehensive source of rental equipment because of the convenience of renting as well as the high costs associated with equipment ownership. The Company's primary customer base can be classified into the following categories: 1) industrial, including manufacturers, petrochemical facilities, chemical companies, paper mills and public utilities and 2) commercial and non-residential construction, repair and renovation, including contractors and governmental agencies (federal, state and local funds for traffic improvement and infrastructure spending). In addition to maintaining its historically strong relationship with local customers, the Company services a variety of larger national and multi-regional accounts.

        Industrial.    The Company's industrial customers, many of whom operate 24 hours per day, use the Company to outsource their equipment requirements, which reduces the capital investment and minimizes the ongoing maintenance, repair and storage costs associated with equipment ownership. Management believes that the Company is well positioned to take advantage of the increasing trend among industrial customers to outsource equipment needs. In addition, the Company's specialty products, such as hoists, tanks and industrial forklifts, are tailored to meet the needs of industrial end-users. Given its multi-region presence, the Company is well positioned to increase its industrial revenue base. Industrial customers accounted for approximately 45% of the Company's total revenues during 2003.

        The Company provides equipment rental and fleet management services to the automotive industry and industry service providers. Today, all automotive activities, regardless of origin, are funneled through a dedicated staff of auto personnel based in the Detroit operation. The Company has obtained the status of a Tier 1 provider to the leading automotive manufacturers. The Company's historical reputation and Tier 1 status designates it as one of the preferred suppliers of choice.

        Construction.    The Company's construction customers include "Fortune 500" companies, national and regional contractors and subcontractors involved in construction projects such as 1) chemical plants and other manufacturing facilities, 2) roads, bridges and highways, 3) schools, hospitals and airports and 4) residential developments and apartment buildings. Construction customers currently comprise the largest portion of the Company's customer base, representing approximately 55% of the Company's total revenues during 2003.

Management Information Systems

        The Company has made significant investments in its information systems. These information systems integrate customer, vendor and fleet management data that allow the Company to track customer requirements, while coordinating with sales, delivery and maintenance personnel to ensure customer demands are met on a timely basis. These systems also provide timely equipment rental data, which allows management to monitor asset utilization, rental rates, repairs and maintenance and inventory levels by region, location, equipment classification and individual rental item.

Branch Operations

        The Company's equipment rental branches typically include: (i) a customer service area and showroom displaying selected rental equipment, new equipment offered for sale and related merchandise, (ii) an equipment service and maintenance area and (iii) equipment storage facilities. Each branch is staffed by an average of 18 employees, including a manager, an assistant manager, sales people, back office clerks, truck drivers, mechanics and yard personnel. Our employees' knowledge of the equipment enables them to recommend the best equipment for a customer's particular application. On average, traffic safety locations are staffed with 27 employees.

Sales and Marketing

        Sales.    The Company offers rental equipment and related services primarily through its sales force, consisting of 15 sales managers, who oversee 200 outside sales people. The outside sales organization works closely with inside sales to ensure that the customer needs are fulfilled operationally. Inside sales teams work with outbound selling as a part of each day's activities. Inside sales teams also assist in lead-generation programs for follow-up calls, telemarketing, dormant customer calls and government, state and municipal bid prospecting, to generate qualified leads and drive incremental revenue.

        The inside sales force at each location is knowledgeable about all of the services and products provided at that location. Sales managers and representatives regularly call on contractors' job sites and industrial facilities in their sales territories, often assisting customers in planning for their equipment requirements. The Company also provides its sales force with extensive training, including frequent in-house training by supplier representatives, regarding the operating features and maintenance requirements of its equipment. Members of the Company's sales force generally earn commissions on all equipment rentals and sales that they generate.

        Marketing.    The Company focuses on the non-residential construction and industrial markets, with a special focus on customers with dynamic equipment and service needs. The Company segments its markets and customers into groups according to standard classifications used by market research companies. These market segments are analyzed for underpinning needs, equipment similarities and profitability, necessary for the Company's marketing planning and development. Once business is engaged, it will generally last for several years. Contractors tend to require fewer added-services and are more likely to need immediate responses to requests. Contractors like a single point of contact that knows their business and job site conditions.

        Using database and direct-targeted marketing programs, the Company leverages its strengths and drives incremental rental revenue with more precision and efficiency. By analyzing each segment for profitability, buying and behavioral similarities, product selection and awareness levels, the Company develops relevant marketing messages and programs for its best customer segments.

        The Company has a targeted sales approach, which expresses the Company's value proposition to each segmented market. District sales management focuses on Fortune 500 companies and contractors with national reach. The field sales representatives focus on NES core mid-sized industrial, municipal and commercial contractors. Small or niche businesses are reached with alternative, low-cost marketing methods (e.g. internet, e-marketing, and direct mail).

Purchasing and Suppliers

        Management believes that the Company's size enables it to purchase equipment directly from manufacturers at favorable prices. The Company has developed strong relationships with many leading original equipment manufacturers, including JLG Industries, Genie Industries, OmniQuip, Walpar, 3M, Manitowoc, MDM, Tenant, John Deere, Ford, Broderson, Ingersoll-Rand, Miller Electric, SkyJack, Tadano, Komatsu, Multiquip, Wacker and Mitsui. No single supplier accounted for more than 10% of the

Company's total purchases during 2003, and management believes there are comparable alternative suppliers for the purchases made from significant suppliers. The Company believes it could readily replace any of its suppliers if necessary.

        After reviewing its vendor management strategy, the Company has consolidated hundreds of vendors by moving to central purchasing. The Company earns volume purchasing discounts and has established national accounts for the following products: filters, fasteners and electrical supplies, batteries, office supplies, printing, credit services, diamond and abrasive blades, cylinder gases, air and freight carriers, bulk paint suppliers and temporary labor service.

Competition

        The equipment rental industry is highly fragmented and competitive. Numerous competitors serve many of the markets in which the Company operates. These competitors range from national and multi-regional operators, such as United Rentals, Inc., Rental Service Corp., Sunbelt and Hertz Equipment Rental Corp. (an affiliate of Ford Motor Company), to small, independent businesses with a limited number of locations. Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price. Geographic territories for competition usually are limited to 50 to 75 miles, due to servicing requirements and equipment transportation costs. In general, management believes that national and multi-regional operators, such as the Company, enjoy substantial competitive advantages over small, independent rental businesses, which do not have the financial resources to maintain the comprehensive rental equipment fleet and high level of maintenance and service that the Company offers.

Employees

        At December 31, 2003, the Company had a total of approximately 2,700 employees, approximately 600 of which are represented by unions. Management believes that its relationship with its employees is good. The Company is committed to, and has realized significant benefits from, its formal employee training programs. Management believes that this investment in training and safety awareness programs for employees is a competitive advantage that positions the Company to be responsive to customer needs.

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

        The Company's financial performance has been negatively affected over the last two years due to lower activity levels in the economy, a slowdown in non-residential construction, competitive pricing pressure due to over-capacity of rental equipment in the industry and lower demand. Additionally, the Company's Filing on June 27, 2003 generated concern among the Company's customers and vendors and disrupted business for a period of time.

        The Company's revenues and operating results fluctuate due to the seasonal nature of the markets in which the Company operates, with both rental activity and road construction tending to be lower in the winter.

ITEM 2.    PROPERTIES

        At December 31, 2003, the Company operated 141 locations in the following 34 states and Canada: Alabama (7), Arizona (5), Arkansas (4), California (1), Connecticut (1), Florida (4), Georgia (6), Illinois (4), Indiana (8), Iowa (2), Kansas (2), Kentucky (3), Louisiana (6), Maine (3), Massachusetts (7), Michigan (12), Mississippi (3), Missouri (2), Nevada (1), New Hampshire (1), New Jersey (1), New York (7), North Carolina (1), Ohio (5), Oklahoma (3), Pennsylvania (2), Rhode Island (2), South Carolina (1), Tennessee (6), Texas (13), Vermont (1), Virginia (1), West Virginia (3), Wisconsin (9), and Canada (4). The Company's properties typically include an outside storage yard and a small building containing a maintenance center, offices and, in certain locations, a retail showroom. The majority of these locations are leased. The net book value of owned facilities was approximately $12 million at December 31, 2003, and the average annual lease expense per leased facility was approximately $76,000 in 2003. Management believes that none of the Company's leased facilities, individually, is material to its operations, and that all of these leases can be readily replaced at similar terms. The Company's ownership interests in each of these properties collateralized borrowings under its credit facility.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, the Company has been and is involved in various legal proceedings, all of which (other than the Filing) management believes are routine in nature and incidental to the conduct of its business. Although the Company's ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty, the Company, after examining these matters, believes that an adverse ruling in any of these proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Bankruptcy

        As described in "Item 1. Business," the Company and its U.S. subsidiaries filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. As of December 31, 2003, the Debtors were operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Other matters

        Following the Company's announcement in April 2002 that it was restating its prior period financial statements through the filing of its 2002 Annual Report on Form 10-K, the Company received a notice of inquiry from the SEC relating to the Company's restated financial statements. Following a review of the Company's response to the notice of inquiry, the SEC commenced an informal investigation into this matter. The informal investigation included the production of relevant documents and the taking of testimony from certain current and former Company employees. The Company was informed that the SEC also commenced an investigation with respect to three individuals (two former employees no longer associated with the Company and one current employee).

        On April 10, 2003, the Company was informed by the staff of the SEC, through receipt of a "Wells Notice," that the SEC intended to recommend that the SEC institute a cease-and-desist proceeding against the Company, alleging that the Company violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules 12b-20, 13a-1, and 13a-13 thereunder. Prior to and during the investigation, the Company had voluntarily upgraded and reinforced significant portions of its financial controls functions. The Company fully cooperated with the SEC throughout the investigation.

        In August 2003, the Company offered to settle the SEC investigation (the "Offer") by agreeing to certain reporting violations of the Exchange Act and by agreeing to consent to the entry of an administrative Cease-and-Desist Order (the "Order"). While the SEC has not indicated at this time that it intends to seek a civil monetary penalty against the Company, it has the statutory authority to seek a civil penalty of up to $500,000 for each violation of the Exchange Act committed by the Company. As of the date hereof, the SEC has not taken any formal action on the Offer or the Order. The Company is continuing its efforts to resolve this matter with the SEC.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        As of February 10, 2004, the day prior to emergence from bankruptcy, there were 35 holders of record of the Company's common stock. The Company has never paid any dividends on its common stock and does not expect to pay any dividends on its common stock in the foreseeable future. Dividend payments are restricted under the terms of the Company's credit facility.

        From the Company's initial public stock offering in July 1998 through October 2002, the Company's common stock was traded on the New York Stock Exchange under the symbol "NSV." For the period from October 2002 until emergence from bankruptcy on February 11, 2004, the Company's common stock was traded on the over-the-counter market under the symbol "NEQS." Subsequent to emergence from bankruptcy, NESR's New Common Stock has been traded on the over-the-counter market under the symbol "NLEQ."

        The Plan of Reorganization provides for the cancellation, as of the Effective Date, of all of the issued and outstanding shares of common stock and all other equity securities of the Company, including common stock options. Accordingly, the Company has not presented information about (a) the prices at which the common stock previously traded, and (b) compensation plans that involved the use of equity securities, because such information is not meaningful.

ITEM 6.    SELECTED FINANCIAL DATA

        The data presented below on the Company should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

        Since inception, the Company completed 42 business acquisitions that were accounted for using the purchase method of accounting and disposed of its trench shoring business during 2002. The accounts of the businesses acquired in these transactions are included in the Company's results of operations from their respective acquisition dates and all periods have been reclassified for the discontinued operation. Since the Company's historical operating results for the periods presented below were significantly affected by acquisitions, the Company believes that its results of operations for the years presented are not directly comparable.

        Additionally, the Company's Filing on June 27, 2003 generated concern among the Company's customers and vendors and disrupted business for a period of time during 2003. As a result of the subsequent reorganization and the expected adoption of fresh-start accounting following the Company's emergence from bankruptcy, the Company's results of operations after January 31, 2004 will not be comparable to results reported in prior periods.

	2003	2002	2001	2000	1999
	(in thousands except per share data)
Operating data for the year ended December 31(a):
Total revenues	$567,099	$621,334	$555,298	$576,201	$455,589
Operating (loss) income	(143,840)	4,604	21,452	86,480	87,644
(Loss) income from continuing operations	(203,539)	(65,545)	(31,136)	5,354	18,250
Balance sheet data as of December 31(a):
Rental equipment, net	$407,362	$492,775	$572,931	$585,209	$539,645
Intangible assets, net(c)	1,010	139,978	296,609	302,091	321,736
Total assets(b)	673,163	862,622	1,202,331	1,238,623	1,215,578
Total long term obligations and senior redeemable convertible preferred stock	855,910	860,072	965,312	966,608	950,041
Total stockholders' equity (deficit)	(285,179)	(87,212)	100,331	142,839	149,841
Cash dividends declared per common share	—	—	—	—	—

(a)
See pages 14 through 23 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

General

        The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of general and specialty equipment to industrial and construction end-users. Since inception, the Company acquired 42 businesses in separate transactions. All acquisitions were accounted for using the purchase method of accounting. The results of operations of the businesses acquired are included in the Company's financial statements only from their respective dates of acquisition.

        The Company derives its revenues from four sources: 1) equipment rental and service, 2) new equipment sales, 3) rental equipment sales and 4) sales of complementary parts and merchandise. The Company's primary source of revenue is the rental and service of equipment to industrial and construction end-users. The growth of rental revenues depends on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenues generated from the sale of new equipment are affected by price and general economic conditions. Revenues generated from the sale of used rental equipment are affected by price, general economic conditions and the Company's fleet management program. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volume.

        Cost of revenues consists primarily of rental equipment depreciation, the cost of rental and service revenue, the cost of new equipment, the net book value of rental equipment sold and other direct operating costs. Given the varied, and in some cases specialized, nature of its rental equipment, the Company uses a range of periods from two to fifteen years over which it depreciates its equipment on a straight-line basis.

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

Application of SOP 90-7

        The 2003 consolidated financial statements have been prepared in accordance with SOP 90-7. Under SOP 90-7, revenues and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business are to be reported in the consolidated statements of operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the bankruptcy or that it is probable that it will be an allowed claim. The application of SOP 90-7 also requires that the Company estimate the expected amount of allowed claims with respect to pre-petition liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." At December 31, 2003, we have accrued for the expected amount of allowed claims based on our claims reconciliation process.

Allowance for Doubtful Accounts

        At December 31, 2003, we had an allowance for doubtful accounts totaling $5,689 which we have established in the event that we are unable to collect certain receivables. This allowance represents our estimate of the total receivables recorded as of December 31, 2003 that we will be unable to collect. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables, and therefore, cause us to change our allowance estimate.

Useful Lives of Rental Equipment and Property and Equipment

        At December 31, 2003, we had $407,362 of net rental equipment and $35,728 of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight-line method over two to fifteen years. Property and equipment is depreciated over three to thirty years, depending on the type of asset. Our depreciable lives are based on our estimates of the useful lives of the respective assets over which they will generate revenues. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in us having to recognize an increase to or decrease in depreciation expense.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we test long-lived assets or asset groups for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. If this comparison indicates that an impairment exists, the amount of the impairment is measured by comparing the carrying value to the fair market value of the asset. Fair market value is typically based on the discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted-average cost of capital, which represents the blended after-tax costs of debt and equity. Additionally, in 2003 independent appraisals were completed on many of the Company's long-lived assets. We recognized impairments of $831, $6,743 and $3,183, related to rental fleet and buildings in 2003, 2002 and 2001, respectively, which are appropriately included as depreciation expense in the consolidated statements of operations and comprehensive loss.

Impairment of Goodwill

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" issued by the Financial Accounting Standards Board (FASB). Under this standard, goodwill is no longer amortized but is subject to annual impairment tests on a reporting unit level. We completed our initial impairment analysis in the second quarter of 2002 and recorded a non-cash impairment charge of approximately $155,102 ($129,505, net of tax benefit), as a cumulative effect of a change in accounting principle retroactive to January 1, 2002, on the consolidated statement of operations and comprehensive loss. We completed a subsequent analysis at the end of 2002 and did not identify any goodwill impairment. In the most recent analysis performed as of June 30, 2003, we recorded a non-cash impairment charge of approximately $138,115, which reflects the impairment of the remaining goodwill of the Company.

        We evaluated the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill related. The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, risk adjusted where necessary. Estimated cash flows were then determined by disaggregating our business segments to a reporting level for which meaningful identifiable cash flows could be determined. As the estimated future discounted cash flows were less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, an impairment loss was recognized. The impairment losses, limited to the carrying value of goodwill, represented the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, we considered current and projected future levels of income as well as business trends, prospects and market and economic conditions.

Valuation Allowance on Net Deferred Tax Assets

        At December 31, 2003, we provided a full valuation allowance of $91,727 on our net deferred tax assets. Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carryforwards expire. We must assess the likelihood that our net deferred tax assets will be recovered in the future. Because we believe that recovery is not likely, we have established a full valuation allowance.

Contractual Commitments

        The following table summarizes our obligations and commitments to make future payments under certain contracts, including debt obligations, capitalized leases and operating leases at December 31, 2003.

	Payments Due By Year
Contractual Obligations
	2004	2005	2006	2007	2008	Thereafter	Total
Debt Principal (including revolver)	$757,150	$—	$—	$—	$—	$—	$757,150
Capital Leases	931	423	255	97	8	—	1,714
Operating Leases (excluding rejected leases)	23,525	10,771	6,716	4,564	2,902	10,648	59,126
Purchase Obligations	—	—	—	—	—	—	—
Other Obligations	—	—	—	—	—	—	—

Total	$781,606	$11,194	$6,971	$4,661	$2,910	$10,648	$817,990

        In addition, the Company will be required to make interest payments, the amount of which will depend upon outstanding debt and applicable interest rates.

        Under the New Credit Facility entered into following emergence from bankruptcy on February 11, 2004, the Company has scheduled principal repayments quarterly on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility. Scheduled principal payments on the facility are as follows: $55,000 in 2004, $20,000 in 2005, $20,000 in 2006 and the facility balance of $369,000 is due upon expiration in 2007.

Results of Operations

        The following table shows information from the Company's consolidated statements of operations as a percentage of total revenues.

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Rental and service revenues	85.2%	82.7%	83.8%
New equipment sales	6.0	6.7	8.0
Rental equipment sales	5.3	6.3	4.7
Other revenues	3.5	4.3	3.5

Total revenues	100.0	100.0	100.0
Cost of revenues	74.0	74.9	70.7

Gross profit	26.0	25.1	29.3
Selling, general and administrative expenses	24.0	22.8	20.7
Reorganization expenses	1.6	—	—
Goodwill impairment	24.3	—	—
Non-rental depreciation and amortization	1.4	1.6	4.7

Operating (loss) income	(25.3)	0.7	3.9
Other income, net	0.1	0.3	—
Interest expense, net	10.6	11.5	12.3

Loss before income taxes	(35.8)	(10.5)	(8.4)
Income tax expense (benefit)	—	—	(2.8)

Loss from continuing operations	(35.8)	(10.5)	(5.6)
Loss from discontinued operations, net of tax	(0.1)	(0.6)	—
Gain on disposal of discontinued operations, net of tax	—	0.8	—
Cumulative effect of a change in accounting principle, net of tax	—	(20.8)	—
Net loss	(35.9%)	(31.1%)	(5.6%)

        The Company's historical consolidated financial statements included herein cover the years ended December 31, 2003, 2002 and 2001. Comparisons of the Company's results are significantly impacted by the fact that the Company completed the acquisition of the North American equipment rental business of Brambles U.S.A. and Brambles Canada ("Brambles") on December 31, 2001. The results of operations of Brambles are included in the Company's financial statements only from the date of acquisition.

        The Company's financial performance has been negatively affected over the last two years due to lower activity levels in the economy, a slowdown in non-residential construction, competitive pricing pressure due to over-capacity of rental equipment in the industry and lower demand. Additionally, the Company's Filing on June 27, 2003 generated concern among the Company's customers and vendors and disrupted business for a period of time.

        The resulting decrease in earnings negatively impacted the Company's cash flows from operations during this period, limiting the Company's ability to invest in its rental fleet. Management initiated several actions in response to these circumstances, including actions to reduce its operating expenses through personnel reductions and consolidation of branch and support operations, as well as asset sales to reduce its debt. Although these actions reduced debt levels by more than $100,000 in 2002 and 2003, the Company's liquidity has remained strained.

        During the year, the Company continued to close and consolidate branch locations and centralize administrative functions in an effort to reduce costs. For several months leading to the bankruptcy filing in June 2003, the Company entered into a series of discussions with its debt and equity holders to evaluate various restructuring alternatives. It was determined that it was in the best interest of the Company's creditors and other constituents to seek protection through voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. As a result of defaults under its credit facilities, throughout 2003 the Company operated with limited capital resources due to its inability to borrow under its senior credit facility.

Year Ended December 31, 2003, Compared With the Year Ended December 31, 2002

        Revenues.    Total revenues declined from $621,334 in 2002 to $567,099 in 2003. A $30,697 decrease in rental and service revenues was primarily the result of consistently declining rental rates during the most recent year. In some markets, rates were down more than 15% from the prior year. Rental equipment sales were down $8,942 in 2003 as compared to 2002 as the result of a variety of vendor trade packages and fleet auctions in which the Company participated during 2002. New equipment sales of $34,006 in 2003 were down $7,891 from the prior year, and other revenues were down $6,705 from 2002, both indicative of the slowdown experienced in the non-residential market during the year.

        Revenues in the General Rental and Other segment were down in 2003. Segment revenues of $469,873 in 2003 were down 9% from 2002 levels, with rental and service revenues down 7% year-over-year. As noted above, this decrease was primarily the result of continued pressure on rental rates. In addition, the Company has taken steps during the past two years to improve the mix of its fleet which has resulted in a fleet size that is approximately 13% smaller than when these efforts were initiated. Other revenues, primarily consisting of sales of parts and supplies, which generally complement equipment rentals and sales, were down as well.

        Traffic Safety segment revenues declined 5% from $102,854 in 2002 to $97,226 in 2003. Rental and service revenue was down $3,148 year-over-year as state funding of highway construction projects was down from prior year levels.

        Gross Profit.    Gross profit declined from $156,091 in 2002 to $147,197 in 2003 on the lower revenues. Gross margin improved slightly, however, from 25% to 26% during these respective periods. This improvement is the result of actions management has taken to integrate the Brambles acquisition, completed at the end of 2001, including branch closures and consolidations, as well as workforce reductions. Approximately fifteen percent of the Company's branches have been closed or consolidated since early 2002. Additionally, the write-down of off-brand and impaired fleet negatively impacted the Company's operating expenses by $6,333 in 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased from $141,821 in 2002 to $136,407 in 2003. As with direct costs, this improvement is the result of actions management has taken to consolidate and centralize branch and administrative operations. Additionally, the Company recorded a $3,769 charge associated with severance and lease termination costs incurred as a result of restructuring initiatives undertaken during 2002. Selling, general and administrative expenses for 2003 include $5,346 of reorganization expenses incurred prior to the bankruptcy filing.

        Reorganization Expenses.    Subsequent to the bankruptcy filing, the Company incurred $8,816 of charges related to the reorganization. These expenses related to professional fees incurred, amortization of loan origination fees and employee retention-related expenses.

        Goodwill Impairment.    As a result of the Company's bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003. Based on the results of this analysis, the

Company recorded a non-cash impairment charge of $138,115 during the second quarter of the year, which reflected the impairment of the remaining goodwill of the Company.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization declined slightly from $9,666 in 2002 to $7,699 in 2003, primarily as a result of the expiration of a portion of the Company's non-compete agreements.

        Operating Income (Loss).    As a result of the performance described above, operating income (loss) declined from $4,604 in 2002 to $(143,840) in 2003. Operating loss for the General Rental and Other segment declined from $(3,072) in 2002 to $(106,034) in 2003, and operating income (loss) within the Traffic Safety segment declined from $7,676 to $(37,806) during these respective periods.

        Interest Expense, net.    Interest expense, net decreased from $71,742 in 2002 to $60,600 in 2003. Upon filing for bankruptcy, the Company discontinued its monthly accrual for interest associated with the Senior Subordinated Notes, Series B and Series D. Had the Company continued to accrue for this interest, an additional $13,750 of interest expense would have been recognized during 2003.

        Loss from Discontinued Operations.    On June 30, 2002, the Company sold its underground trench shoring business. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are reflected herein as discontinued operations.

        Gain on Disposal of Discontinued Operations.    The gain on the disposal of discontinued operations in 2002 reflects the gain recognized in conjunction with the sale of the underground trench shoring business discussed above.

        Cumulative Effect of a Change in Accounting Principle.    The cumulative effect of a change in accounting principle reflects the charge recognized in conjunction with the adoption of SFAS No. 142, effective January 1, 2002.

        Income Tax Expense (Benefit).    The Company did not provide any current or deferred income tax provision or benefit during 2002 or 2003 because it has experienced significant operating losses. Prior to June 30, 2002, the Company was in a net deferred tax liability position. At June 30, 2002 the Company, as a result of adopting SFAS No. 142, was in a net deferred tax asset position. At that time, it was determined that a full valuation allowance against the net deferred tax asset should be recorded and no future net deferred tax assets were recorded.

Year Ended December 31, 2002, Compared With the Year Ended December 31, 2001

        Revenues.    Total revenues increased from $555,298 in 2001 to $621,334 in 2002. A $48,471 increase in rental and service revenues was primarily the result of the operations acquired in conjunction with the Company's acquisition of Brambles, partially offset by a slower economy. Rental equipment sales were up $13,002 as the result of a variety of fleet management techniques utilized during the year, including fleet auctions and vendor trade packages, in an effort to improve the overall quality of the Company's fleet. A $2,621 decline in new equipment sales from 2001 to 2002 was more than offset by a $7,184 increase in other revenues, primarily related to increased parts sales as a result of the Brambles acquisition.

        Revenues in the General Rental and Other segment increased significantly from $446,261 in 2001 to $518,420 in 2002. As noted above, this increase was primarily the result of the operations acquired in conjunction with the Brambles transaction at the end of 2001, offset slightly by general pressure on pricing. Rental and service revenues increased 14% from 2001 to 2002.

        Revenues in the Traffic Safety segment declined $6,183 or 5.7% from $109,037 in 2001 to $102,854 in 2002. This decrease is primarily the result of increased rental rate pressure due to the less favorable economic conditions experienced in 2002 as compared to the prior year.

        Gross Profit.    Gross profit declined from $162,460 in 2001 to $156,091 in 2002. Gross margin decreased from 29% to 25% during these respective periods primarily due to the continued decline in rental rates, as well as a 2% decline in margins earned on fleet sales in 2002 in connection with the fleet management initiatives discussed above. Additionally, the write-down of off-brand and over-valued fleet negatively impacted the Company's operating expenses by $6,333 in 2002.

        Gross profit for the General Rental and Other operations increased slightly from $130,290 in 2001 to $131,040 in 2002. Gross margins declined from 32.1% in 2001 to 27.8% in 2002. Again, this decline in margins is primarily the result of increased rate pressure and the asset write-downs discussed above.

        Gross profit for the Traffic Safety operations decreased slightly from $32,170 for 2001 as compared to $25,051 for 2002. Gross margins declined from 29.5% in 2001 to 24.3% in 2002 as a result of increased pressure on rental rates.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased from $114,837 in 2001 to $141,821 in 2002. This increase is primarily the result of the additional infrastructure acquired in conjunction with the Brambles transaction. Additionally, the Company recorded a $3,769 charge associated with severance and lease termination costs incurred as a result of restructuring initiatives undertaken during the fourth quarter of 2002. As a percentage of revenue, these costs increased from 21% to 23% in the respective periods.

        Non-rental Depreciation and Amortization.    Non-rental depreciation and amortization decreased significantly from $26,171 in 2001 to $9,666 in 2002. This decrease is primarily the result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," in 2002, under which no amortization expense of goodwill is recorded.

        Operating Income.    As a result of the performance described above, operating income declined from $21,452 in 2001 to $4,604 in 2002 and approximated 1% of total revenues in 2002. Operating income (loss) for the General Rental and Other segment declined from $11,704 in 2001 to $(3,072) in 2002, and operating income within the Traffic Safety segment declined from $9,748 to $7,676 during these respective periods.

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

        Income Tax Expense (Benefit).    The Company did not provide any current or deferred income tax provision or benefit during 2002 because it has recently experienced significant operating losses. Prior to June 30, 2002, the Company was in a net deferred tax liability position. At June 30, 2002 the Company, as a result of adopting SFAS No. 142, was in a net deferred tax asset position. At that time, it was determined that a full valuation allowance against the net deferred tax asset should be recorded and no future net deferred tax assets were recorded.

Liquidity, Financial Condition and Capital Resources

        The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company's history of significant losses, the stockholders' deficit as of December 31, 2003, and the Chapter 11 bankruptcy filing discussed herein raise substantial doubt about the Company's ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Company's obligations. The Company is presently considering a variety of alternatives to provide other sources of cash flow outside of ordinary operations. These alternatives include refinancing, fleet sales and other asset dispositions. The consolidated financial statements do not reflect the effect of any changes to the Company's capital structure or in the Company's business operations as the result of the Plan of Reorganization.

        The Company's primary capital requirements are for the purchase of new rental equipment. The Company of purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $33,902, $61,255 and $15,172 in 2003, 2002 and 2001, respectively. The Company's expenditures for rental fleet are expected to be approximately $90,000 in 2004. The Company's other capital expenditures include buying vehicles used for delivery and maintenance and for purchasing non-rental property and equipment. The Company's principal sources of liquidity are cash generated from operations and borrowings available under its credit facility. In the last two years, however, as a result of the Company's financial position, the Company has had limited capital available for capital expenditures due to more immediate funding requirements associated with debt service, insurance bonds and performance deposits.

        For the years ended December 31, 2003, 2002 and 2001, the Company's net cash provided by operations was $34,598, $47,123 and $100,569, respectively. The decline in cash provided by operations in 2003 as compared to 2002 is primarily the result of an increase in deposits required by vendors as a result of the Filing. The decrease in 2002 as compared to 2001 is primarily the result of an increase in net loss. For the same three years, the Company's net cash provided by (used in) investing activities was ($10,047), $81,192 and ($92,616), respectively. Net cash used in investing activities consists primarily of expenditures for new acquisitions and rental equipment purchases. The Company spent $92,359 to acquire Brambles in 2001 and received $108,890 in proceeds on the sale of its trench shoring division in 2002. These transactions, in addition to the fleet purchases noted above, caused the changes noted in cash flows from investing activities. Net cash provided by (used in) financing activities was $10,515, $(117,330) and $(6,916) in 2003, 2002 and 2001, respectively. Net cash provided by financing activities consists primarily of borrowings, net of repayments, under the Company's credit facility. The Company utilized the proceeds from the sale of the trench shoring business to repay outstanding indebtedness during 2002.

        In connection with the Company's emergence from bankruptcy on February 11, 2004, NESR entered into the New Credit Facility. The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility, subject to availability based on certain financial tests that include a borrowing base. The New Credit Facility matures on May 15, 2007.

        The New Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) adjusted EBITDA levels, 2) fixed charge coverage ratios, 3) debt leverage ratios and 4) capital expenditure levels. The credit facility also contains various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied.

        As of February 11, 2004, NESR had $464,000 outstanding under the New Credit Facility, and $26,000 of additional availability on the revolving credit facility. The borrowing base is determined by NESR's eligible inventory, accounts receivable and rental equipment and is recomputed monthly. In the event that the book value of NESR's inventory or accounts receivable or the appraised value of NESR's rental equipment declines without a corresponding increase in one of the other categories, the available borrowing base will be temporarily reduced accordingly.

        Under the New Credit Facility, scheduled principal payments are as follows: $55,000 in 2004, $20,000 in 2005, $20,000 in 2006 and the facility balance of $369,000 is due upon expiration in 2007. The Company is presently considering a variety of alternatives to provide other sources of cash flow outside of ordinary operations to address these scheduled repayments. These alternatives include refinancing, fleet sales and other asset dispositions.

        During 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004 (the "Series A Notes") at a discount netting proceeds of $95,000. During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the "Series B Notes"), which were registered for public trading, for the Series A Notes. Also during 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the "Series C Notes") at a discount netting proceeds of $122,000. During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,000. Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), which were registered for public trading, for the Series C Notes. In accordance with the Plan of Reorganization, the holders of the Company's Series B Notes and Series D Notes received 97.5% of the New Common Stock of the Company.

Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability and the accretion of any related fees be classified as interest expense rather than as a charge to retained earnings. The Company adopted SFAS No. 150 on July 1, 2003, and as a result the Company has reclassified $97,046 of senior redeemable preferred stock to liabilities. However, SFAS No. 150 does not permit the reclassification of the senior redeemable preferred stock to liabilities in financial statements prior to the effective date. Accordingly, the December 31, 2002 liabilities exclude the senior redeemable preferred stock.

Factors That May Influence Future Results

Filing

        The Company's Filing on June 27, 2003 generated concern among the Company's customers and suppliers and disrupted business for a period of time during 2003. Disclosure of the terms of the Company's Plan of Reorganization to employees, customers and vendors, as well as the subsequent emergence from bankruptcy protection in February 2004, have reduced the distractions caused by the Filing. However, the ultimate impact of the Filing on future results is not known.

Unfavorable Economic Conditions

        Our end-users consist of construction and industrial customers. Weaknesses in these markets may lead to a decrease in demand for our equipment and services. Recent declines in the non-residential construction industry, as well as reduced funding at the federal and state levels on infrastructure, have adversely affected our results of operations. The future impact of potential continued declines in these areas is not known.

Seasonality

        The Company's revenues and operating results fluctuate significantly from quarter to quarter due to the seasonal nature of the markets in which the Company operates. The Company's presence both in the traffic safety and control industry and in the general rental market in the Northeast and Midwest are both highly seasonal in nature, with activity tending to be lower in the winter.

Indebtedness

        The Company's substantial indebtedness could adversely affect the Company's operations in the future in one or more of the following ways:

  •
  Significant cash required for debt service could limit the Company's ability to invest in its rental fleet and grow operations,

  •
  Increases in interest rates could result in increased interest expense and increased cash for debt service,

  •
  The Company's ability to obtain additional financing could be limited as essentially all of the assets of the Company secure the existing indebtedness and

  •
  Failure to comply with covenants associated with the existing indebtedness could result in the creditors' ability to require repayment of outstanding indebtedness thereunder.

Competition

        The equipment rental industry is highly fragmented and competitive. Numerous competitors serve many of the markets in which the Company operates. These competitors range from national and multi-regional operators to small, independent businesses with a limited number of locations. Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price. Recent economic pressures have reduced market demand and forced industry participants to lower rental rates, adversely impacting the Company's results of operations. The future impact of potential continued economic declines is unknown.

Legal Proceedings

        From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. Although the Company does not believe that an adverse ruling in any of these proceedings would have a material adverse impact on the Company's results of operations, the Company's ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty.

Environmental

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility, subject to availability based on certain financial tests that include a borrowing base. Borrowings under the credit facility bear interest, at the Company's option, at a specified base rate or LIBOR rate plus the applicable borrowing margin. At March 19, 2004, the Company had total borrowings under the credit facility of $462,000. Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $4,600.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors
    NES Rentals Holdings, Inc.:

        We have audited the accompanying consolidated balance sheet of National Equipment Services, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Equipment Services, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficit that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" on July 1, 2003.

/s/ KPMG LLP

Chicago, Illinois
March 29, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
    of National Equipment Services, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of National Equipment Services, Inc. and its subsidiaries (the "Company") at December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the two years ending December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default of its senior credit facility and lacks the ability to repay obligations coming due July 2003 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets during 2002.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 15, 2003

NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

(Amounts in thousands)

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$50,251	$15,184
Trade accounts receivable, net of allowance for doubtful accounts of $5,689 and $5,477, respectively	126,775	123,094
Inventory, net	13,928	18,186
Loan origination costs, net	—	6,791
Prepaid expenses and other assets	38,109	19,662
Rental equipment, net	407,362	492,775
Property and equipment, net	35,728	45,803
Intangible assets, net	1,010	139,978
Assets associated with discontinued operations	—	1,149

Total assets	$673,163	$862,622

Liabilities
Liabilities not subject to compromise
Book overdraft	$17,487	$490
Trade accounts payable	4,846	28,965
Accrued interest	174	8,592
Accrued expenses and other liabilities	36,741	50,747
Debt	1,714	763,276
Liabilities associated with discontinued operations	—	968
Liabilities subject to compromise	897,380	—

Total liabilities	958,342	853,038
Commitments and contingencies	—	—
Senior mandatorily redeemable convertible preferred stock	—	96,796
Stockholders' deficit
Common stock, $0.01 par value, 100,000 shares authorized, 24,170 shares issued, 21,151 shares outstanding	241	241
Additional paid-in capital	123,887	123,887
Accumulated deficit	(391,896)	(187,589)
Stock subscriptions receivable	—	(80)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive income (loss)	1,651	(4,609)

Total stockholders' deficit	(285,179)	(87,212)

Total liabilities and stockholders' deficit	$673,163	$862,622

See accompanying notes to consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Revenues
Rental and service revenues	$482,848	$513,545	$465,074
New equipment sales	34,006	41,897	44,518
Rental equipment sales	30,220	39,162	26,160
Other revenues	20,025	26,730	19,546

Total revenues	567,099	621,334	555,298

Cost of revenues
Cost of rental and service revenues	242,162	248,362	215,274
Rental equipment depreciation	106,759	119,731	99,779
Cost of new equipment sales	27,955	35,779	35,335
Cost of rental equipment sales	22,348	30,129	20,486
Other operating expenses	20,678	31,242	21,964

Total cost of revenues	419,902	465,243	392,838

Gross profit	147,197	156,091	162,460
Selling, general and administrative expenses	136,407	141,821	114,837
Reorganization expenses	8,816	—	—
Goodwill impairment	138,115	—	—
Non-rental depreciation and amortization	7,699	9,666	26,171

Operating (loss) income	(143,840)	4,604	21,452
Other income, net	901	1,593	104
Interest expense, net (total contractual interest 2003—$74,350)	60,600	71,742	68,306

Loss from continuing operations before income taxes	(203,539)	(65,545)	(46,750)
Income tax benefit	—	—	(15,614)

Loss from continuing operations	(203,539)	(65,545)	(31,136)

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(518)	(3,409)	229
Gain on disposal of discontinued operations, net of tax	—	4,902	—

Loss before cumulative effect of a change in accounting principle	(204,057)	(64,052)	(30,907)
Cumulative effect of a change in accounting principle, net of tax	—	(129,505)	—

Net loss	$(204,057)	$(193,557)	$(30,907)
Other comprehensive income (loss)	6,260	6,492	(11,101)

Comprehensive loss	$(197,797)	$(187,065)	$(42,008)

See accompanying notes to consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(204,057)	$(193,557)	$(30,907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	114,458	122,654	122,767
Goodwill impairment	138,115	—	—
Cumulative effect of a change in accounting principle, net of tax	—	129,505	—
Amortization of deferred finance costs and debt discount	8,941	7,871	3,648
Gain on sale of equipment	(8,070)	(9,783)	(4,850)
Gain on sale of discontinued operations	—	(4,902)	—
Deferred income taxes	—	—	(15,521)
Writedown of long-lived assets	—	6,743	3,183
Changes in operating assets and liabilities, exclusive of acquisitions:
Trade accounts receivable	(3,681)	(20,950)	23,288
Inventory	4,258	8,599	7,118
Prepaid expenses and other assets	(18,447)	(8,271)	(1,395)
Trade accounts payable	(2,682)	6,141	(17,430)
Accrued expenses and other liabilities	5,582	(1,033)	7,245

Net cash flows provided by continuing operating activities	$34,417	$43,017	$97,146
Net cash flows provided by discontinued operating activities	181	4,106	3,423

Net cash flows provided by operating activities	$34,598	$47,123	$100,569

Cash flows from investing activities
Acquisitions, net of cash received	—	—	(92,359)
Proceeds received from sale of discontinued operations	—	108,890	—
Purchases of rental equipment	(33,902)	(61,255)	(15,172)
Proceeds from sale of rental equipment	30,220	39,162	26,160
Purchases of property and equipment	(9,123)	(7,688)	(9,939)
Proceeds from sale of property and equipment	2,758	2,083	1,922

Net cash flows provided by (used in) continuing investing activities	$(10,047)	$81,192	$(89,388)
Net cash flows used in discontinued investing activities	—	—	(3,228)

Net cash flows provided by (used in) investing activities	$(10,047)	$81,192	$(92,616)

Cash flows from financing activities
Proceeds from long-term debt	—	52,200	157,001
Payments on long-term debt	(5,882)	(158,659)	(162,819)
Payments of loan origination costs	(600)	(3,321)	(4,293)
Increase (decrease) in book overdraft	16,997	(7,550)	3,195

Net cash provided by (used in) financing activities	$10,515	$(117,330)	$(6,916)

Net increase in cash and cash equivalents	35,066	10,985	1,037
Cash and cash equivalents at beginning of period	$15,184	$4,199	$3,162

Cash and cash equivalents at end of period	$50,250	$15,184	$4,199

Supplemental cash flow information
Cash paid for interest	$45,999	$66,167	$77,085
Cash paid for income taxes	939	932	1,919

See accompanying notes to consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Stock Subscrip- tions Receivable	Treasury Stock	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders' Equity (Deficit)
Balance at December 31, 2000	24,170	$241	$123,887	$37,875	$(102)	$(19,062)	$—	$142,839
Accretion of preferred stock	—	—	—	(500)	—	—	—	(500)
Net change in fair value of derivative instrument	—	—	—	—	—	—	(11,101)	(11,101)
Net loss	—	—	—	(30,907)	—	—	—	(30,907)

Balance at December 31, 2001	24,170	$241	$123,887	$6,468	$(102)	$(19,062)	$(11,101)	$100,331
Accretion of preferred stock	—	—	—	(500)	—	—	—	(500)
Payments received	—	—	—	—	22	—	—	22
Net change in fair value of derivative instrument	—	—	—	—	—	—	6,492	6,492
Net loss	—	—	—	(193,557)	—	—	—	(193,557)

Balance at December 31, 2002	24,170	$241	$123,887	$(187,589)	$(80)	$(19,062)	$(4,609)	$(87,212)
Accretion of preferred stock	—	—	—	(250)	—	—	—	(250)
Payments received	—	—	—	—	80	—	—	80
Net change in fair value of derivative instrument	—	—	—	—	—	—	4,609	4,609
Foreign currency translation	—	—	—	—	—	—	1,651	1,651
Net loss	—	—	—	(204,057)	—	—	—	(204,057)

Balance at December 31, 2003	24,170	$241	$123,887	$(391,896)	$—	$(19,062)	$1,651	$(285,179)

See accompanying notes to consolidated financial statements.

NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES
(Debtor-in-Possession as of June 27, 2003)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

1.    Organization and Basis of Presentation

        National Equipment Services, Inc. (the "Company") is principally a holding company organized under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired or formed since the date of inception. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States of America. The Company rents various types of equipment to a diverse customer base, including construction, automotive and other industrial users. The Company also sells new equipment and used equipment out of its rental fleet, sells related parts and provides other services. The nature of the Company's business is such that short-term obligations are met typically by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

        The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company's history of significant losses, the stockholders' deficit as of December 31, 2003, and the Chapter 11 bankruptcy filing discussed herein raise substantial doubt about the Company's ability to continue as a going concern. Continuing as a going concern is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Company's obligations.

        The consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Under SOP 90-7, revenues and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business are to be reported in the consolidated statements of operations separately as reorganization expenses. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the bankruptcy or that it is probable that it will be an allowed claim.

        The consolidated financial statements do not reflect the effect of any changes to the Company's capital structure or in the Company's business operations as the result of the approved fourth amended joint plan of reorganization.

2.    Bankruptcy

        On June 27, 2003, the Company and its U.S. subsidiaries (collectively, the "Debtors") filed for voluntary reorganization under Chapter 11 (the "Filing") of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the Northern District of Illinois ("Bankruptcy Court"). The Company's subsidiary located in Canada, which reflects less than 2% of total revenues and total assets in 2003, was not included in the petition. Due to the size of the Company's Canadian subsidiary, the consolidated financial statements of the Company presented herein are essentially equivalent to the consolidated financial statements of the Debtors. As of December 31, 2003, the Debtors were operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

        The initial joint plan of reorganization was filed on October 17, 2003. On January 23, 2004, the Debtors filed a fourth amended joint plan of reorganization (the "Plan of Reorganization"), which received the requisite support from the creditors authorized to vote thereon. The Plan of Reorganization was confirmed by the bankruptcy court on January 23, 2004, and the Company emerged from bankruptcy on February 11, 2004 (the "Effective Date").

        From June 27, 2003 through February 11, 2004, the Debtors continued to operate as debtors-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Shortly after the Filing, the Debtors began notifying all known or potential creditors about the Filing for the purposes of identifying all pre-petition claims against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against the property of the Debtors were stayed. As a result, the creditors of the Debtors were precluded from collecting pre-petition debts without the approval of the Bankruptcy Court. Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees and insurance costs.

        The Company obtained Debtor-in-Possession financing which provided up to $30,000 of availability to the Company to fund operations during the bankruptcy period. The Company did not borrow any funds from this financing source during the period it was in place.

        The Plan of Reorganization provides for the cancellation of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company (the "Old Common Stock"), all of the issued and outstanding shares of preferred stock of the Company, and all other outstanding securities of the Company, including common stock options as of the Effective Date.

        On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc. NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc. NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of the newly formed NES Rentals Holdings, Inc. ("NESR"), which is the successor to National Equipment Services, Inc. NESR is the new public company parent of National Equipment Services, Inc. NESR has 25,000 authorized shares of common stock, of which 21,400 will be issued (the "New Common Stock").

        In accordance with the Plan of Reorganization, (i) holders of general unsecured claims, including the holders of the Company's Senior Subordinated Notes due 2004, Series B (the "Series B Notes") and Senior Subordinated Notes due 2004, Series D (the "Series D Notes"), are to receive 97.5% (20,865 shares) of the New Common Stock of the Company, (ii) the holders of the Company's preferred stock are to receive 2.0% (428 shares) of the New Common Stock of the Company, and (iii) the holders of the Company's Old Common Stock are to receive 0.5% (107 shares) of the New Common Stock of the Company.

        On the Effective Date, NESR entered into a new senior secured credit facility (the "New Credit Facility"). The New Credit Facility consists of $285 million of term loan facilities and a $205 million revolving credit facility. There are quarterly scheduled principal repayments on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.

        As a result of the emergence from bankruptcy, the Company is to adopt fresh-start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires the Company to allocate the reorganization value of the reorganized company to its assets and to state liabilities existing at the Plan of Reorganization confirmation date at present values of amounts to be paid determined at appropriate current interest rates. For financial reporting purposes, the effective date of the emergence from bankruptcy is the close of business on January 31, 2004. Accordingly, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting will be recorded in the Company's consolidated financial statements prior to emergence. As a result of the reorganization and the expected adoption of fresh-start reporting, the Company's results of operations after January 31, 2004 will not be comparable to results reported in prior periods.

3.    Significant Accounting Policies

  Cash and Cash Equivalents

        Cash and cash equivalents are highly liquid investments with original maturities of three months or less.

  Trade Accounts Receivable

        Trade accounts receivable represents amounts due from customers on rental and service contracts and equipment sales. Allowances for doubtful accounts are estimated at each balance sheet date based on the age of the receivables from the due date. Accounts are written-off as they are determined to be uncollectible. Bad debt expense totaled $9,522, $6,004 and $10,226 for the years ended December 31, 2003, 2002 and 2001, respectively.

  Inventory

        Inventory primarily consists of new and used equipment held for sale, supplies, and spare parts held for sale and internal maintenance. Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method or the weighted average cost method. Reserves for excess and obsolete inventory are estimated at each balance sheet date.

  Rental Equipment

        Rental equipment is recorded at cost. Depreciation of rental equipment is computed using the straight-line method over two to fifteen year estimated useful lives. Accumulated depreciation on rental equipment was $353,126 and $303,096 at December 31, 2003 and 2002, respectively. When rental equipment is sold, the related cost and accumulated depreciation are removed from the respective accounts. Proceeds from the sale and the related net book value of the equipment are recognized in the period of disposal and reported as revenue from rental equipment sales and cost of rental equipment sales in the consolidated statements of operations and comprehensive loss. Rental equipment depreciation expense aggregated $106,759, $119,731 and $99,779 for the years ended December 31, 2003, 2002 and 2001, respectively. Ordinary repairs and maintenance costs are charged to operations as incurred.

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

        When property and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in the consolidated statements of operations and comprehensive loss. Ordinary repairs and maintenance costs are charged to operations as incurred.

  Impairment of Long-Lived Assets

        In accordance with the Company's adoption in 2002 of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is measured by comparing the carrying value to the fair market value of the asset. Fair market value is typically based on the discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted-average cost of capital, which represents the blended after-tax costs of debt and equity. The Company recognized impairments of $831, $6,743 and $3,183, related to rental fleet and buildings in 2003, 2002 and 2001, respectively, which are appropriately included as depreciation expense in the consolidated statements of operations and comprehensive loss.

  Goodwill

        Goodwill consists of the capitalized excess cost over acquired net assets. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets," that superseded APB Opinion No. 17, Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under this standard, goodwill is no longer amortized but subject to annual impairment testing on a reporting unit level.

        The Company completed its initial impairment analysis in the second quarter of 2002 and recorded a non-cash impairment charge of approximately $155,102 ($129,505, net of tax benefit), as a cumulative effect of a change in accounting principle retroactive to January 1, 2002, on the consolidated statement of operations and comprehensive loss. See Note 8 for further discussion regarding the adoption of the SFAS No. 142. As a result of the Company's bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003. Based on the results of this analysis, the Company recorded a non-cash impairment charge of approximately $138,115 in the second quarter of the year, which reflected the impairment of the remaining goodwill of the Company.

        The Company evaluates the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. The rate used in determining discounted cash flows is a rate corresponding to the Company's cost of capital, risk adjusted where necessary. Estimated cash flows are then determined by disaggregating the Company's business segments to a reporting level for which meaningful identifiable cash flows can be determined. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangible) and goodwill over the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

  Loan Origination Costs

        At December 31, 2002, loan origination costs consisted primarily of $14,011 related to the Senior Credit Facility and $9,193 related to the Senior Subordinated Notes, all of which were stated at cost and amortized to interest expense using the effective interest rate method over the life of the related debt. Accumulated amortization related to loan origination costs aggregated $17,063 at December 31, 2002. The Company continued to amortize these costs up to June 27, 2003, the date of the Filing, and subsequently wrote-off the remaining unamortized loan origination costs as reorganization fees in accordance with SOP 90-7.

  Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carryforwards expire.

  Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value due to the immediate to short-term maturity of these financial instruments. The fair value of pre-petition debt, including the Company's Senior Credit Facility, the Senior Subordinated Notes and the senior mandatorily redeemable preferred stock, is not determinable due to the uncertainties surrounding the repayment terms of this debt as a result of the Filing.

  Hedging Instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133") require that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period as charges or credits to operations or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.

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

  Stock-Based Compensation

        The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. In accordance with the intrinsic value method, no compensation expense is recognized for the Company's stock option plan as options are granted at an exercise price equal to or more than the fair market value as of the grant date. No stock options were granted in 2003. All options were cancelled upon the Company's emergence from bankruptcy on February 11, 2004. The disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123", for all periods presented in the consolidated financial statements have been omitted as such information is deemed to be not meaningful.

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

  Revenue Recognition

        Rental revenues in the consolidated statements of operations include revenue earned on equipment rentals and rental equipment delivery and pick-up fees. Revenues from equipment rentals are recognized ratably over the contract term. Service revenue is recognized as the work is completed. For construction-related contracts, which comprise approximately 5% of total revenues, revenues are recognized based on the percentage of work completed. Revenues from equipment and part sales are recognized at the point of delivery. Other revenues, which consist primarily of the sale of parts and supplies, are recognized upon completion of the sale. Unbilled revenues at December 31, 2003 and 2002 were $32,805 and $20,987, respectively.

  Foreign Currency Translation

        The Company's Canadian subsidiary maintains its books and records in Canadian dollars. Assets and liabilities of the Canadian subsidiary are translated into U.S. dollars using exchange rates at the end of the year. Revenues and expenses are translated at average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders' equity (deficit).

  Shipping and Handling Costs

        Shipping and handling costs are included in cost of revenues in the accompanying statements of operations and comprehensive loss.

  Reclassifications

        Certain reclassifications of prior year consolidated financial statement amounts have been made to conform to the current year presentation. These reclassifications between operating and administrative costs reflect changes in job classifications between years.

4.    Per Share Information

        As all of the Company's Old Common Stock was cancelled per the terms of the Plan of Reorganization, earnings (loss) per share information for all annual and quarterly periods presented on the consolidated statement of operations has been omitted as such information is deemed to be not meaningful.

5.    Acquisitions and Dispositions

        On June 30, 2002, the Company sold its underground trench shoring business. The proceeds of $108,890 from the sale were used to repay indebtedness under the Credit Facility. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the financial condition and results of operations of this business are presented herein as discontinued operations and prior periods have been restated. Components of amounts presented as discontinued operations in the statements of operations and comprehensive loss and balance sheets are as follows:

	2002	2001
Total revenues	$23,962	$55,450
Operating income	260	7,942
Other income, net	22	134
Interest expense, net	3,691	7,754
Income tax expense	—	93

(Loss) income from discontinued operations	$(3,409)	$229

2002
Accounts receivable, net	$1,149
Accounts payable and accrued liabilities	(968)
Net assets of discontinued operations	$181

        The Company incurred $518 of losses associated with discontinued operations in 2003 related to write-offs of accounts receivable of the underground trench shoring business which was sold in 2002.

        On December 31, 2001, the Company purchased Brambles Equipment Services, Inc. ("BESI"), an equipment rental company based in Taylor, Michigan, for a total purchase price of $95,359. This transaction has been accounted for by the purchase method of accounting and is included in the Company's results of operations from the closing date of the acquisition. The purchase price was allocated based on the fair values of assets acquired and liabilities assumed.

6.    Inventory

        Inventory, net consists of the following at December 31:

	2003	2002
New equipment	$4,300	$4,007
Used equipment	344	1,136
Supplies	3,198	4,735
Parts	9,689	13,732

	17,531	23,610
Less: reserves for excess and obsolete inventory	(3,603)	(5,424)

	$13,928	$18,186

7.    Property and Equipment

        Property and equipment, net consists of the following at December 31:

	2003	2002
Land	$3,046	$3,393
Buildings and improvements	12,201	13,262
Vehicles	43,715	45,395
Machinery and equipment	12,846	11,954
Computers, furniture and fixtures	17,814	17,237
Leasehold improvements	6,544	7,244

	96,166	98,485
Less: Accumulated depreciation	(60,438)	(52,682)

	$35,728	$45,803

        Property and equipment depreciation expense aggregated $6,846, $8,137 and $16,098 for the years ended December 31, 2003, 2002 and 2001, respectively.

8.    Goodwill and Other Intangible Assets

        The Company's intangible asset balance at December 31, 2003 consists of non-compete agreements recorded at a cost of $8,491 and amortized on a straight-line basis over five years. Accumulated amortization on these agreements was $7,481 and $6,628 at December 31, 2003 and 2002, respectively, and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $853, $1,529 and $1,603, respectively. Amortization expense for the years ended December 31, 2004, 2005 and 2006 and thereafter is estimated to be $466, $247, $247 and $50, respectively.

        At December 31, 2002, the Company had $139,978 of goodwill and non-compete agreements related to acquisitions recorded on our balance sheet. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to annual impairment test on a reporting unit level. As a result of the Company's bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003. Based on the results of this analysis, the Company recorded a non-cash impairment charge of approximately $138,115 during the second quarter of the year, which reflected the amortization of the remaining goodwill of the Company.

        Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows:

	Traffic	General
	Safety	Rental	Total
Balance as of December 31, 2001	$39,645	$315,743	$355,388
Impairment as a result of the adoption of SFAS 142	—	(155,102)	(155,102)
Goodwill disposed of related to sale of trench shoring business	—	(62,171)	(62,171)
Balance as of December 31, 2002	$39,645	$98,470	$138,115
Impairment loss	(39,645)	(98,470)	(138,115)

Balance as of December 31, 2003	$—	$—	$—

        The following table presents the Company's 2001 loss from continuing operations and net loss as though the adoption of SFAS No. 142 had occurred as of the beginning of 2001:

2001
Reported loss from continuing operations	$(31,136)
Plus: goodwill amortization, net of tax	5,674

Adjusted loss from continuing operations	$(25,462)

Reported net loss	$(30,907)
Plus: goodwill amortization, net of tax	5,674

Adjusted net loss	$(25,233)

9.    Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following at December 31:

	2003	2002
Deposits	$26,845	$7,665
Prepaid expenses	6,260	6,636
Other assets	3,286	2,819
Other receivables	1,718	2,542

	$38,109	$19,662

10.    Liabilities Not Subject to Compromise

        Liabilities which are not subject to compromise consist of the following at December 31:

	2003	2002
Book overdraft	$17,487	$490
Accounts payable	4,846	28,965
Accrued interest	174	8,592
Interest rate swap payable	—	4,609
Accrued compensation and benefits	7,835	10,853
Accrued insurance reserves	6,328	8,885
Accrued property and sales taxes	7,093	8,385
Integration and restructuring reserves	1,622	6,450
Other accrued expenses	13,863	11,565
Debt	1,714	763,276
Liabilities associated with discontinued operations	—	968

	$60,962	$853,038

11.    Liabilities Subject to Compromise

        Liabilities subject to compromise consist of the following at December 31, 2003:

Accounts payable	$21,437
Accrued interest	15,448
Accrued expenses	6,299
Debt	757,150
Senior mandatorily redeemable preferred stock	97,046

$897,380

        All amounts above may be subject to adjustment depending on further developments with respect to disputed claims, the completion of the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company's records or other events. Additional pre-petition claims may arise from the rejection of executory contracts or unexpired leases.

        As a result of the Filing, no principal or interest payments may be made on the Company's Series B Notes and Series D Notes. As a result, interest on the Series B Notes and the Series D Notes has not been accrued or recorded after June 27, 2003. Contractual interest expense not accrued or recorded totaled $13,750 for the year ended December 31, 2003.

12.    Debt and Liquidity

        All of the Company's debt at December 31, 2003, with the exception of the capital leases, is subject to compromise. Debt consists of the following at December 31:

	2003	2002
Revolving credit facility loan, interest at prime rate plus 1.75% or the eurodollar rate plus 3%	$412,817	$416,856
Term loan, interest at prime rate plus 1.75% or the eurodollar rate plus 3%	69,333	70,000
Senior Subordinated Notes, Series B and D, face value of $275,000, interest at 10% payable semi-annually on May 30 and November 30, due November 30, 2004	275,000	273,450
Capital lease obligations	1,714	2,970

Total debt	$758,864	$763,276

Debt not subject to compromise	1,714
Debt subject to compromise	$757,150

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

        As of December 31, 2002, the Company was in default under the financial covenants governing the credit facility. As of January 23, 2003, the Company and the lenders under the credit facility entered in a forbearance agreement with an initial expiration of March 14, 2003. As of March 14, 2003, the Company and the lenders under the credit facility entered into a second forbearance agreement which extended the forbearance period until May 14, 2003, subject to earlier expiration upon the occurrence of certain circumstances. This forbearance period was subsequently extended to June 15, 2003.

        The Series B Notes and the Series D Notes contained a cross-default provision whereby the Company's default on its Credit Facility resulted in a default on the Series B Notes and the Series D Notes. In accordance with the Plan of Reorganization, the holders of the Company's Series B Notes and Series D Notes are to receive 97.5% of the new common stock of the Company created upon emergence from bankruptcy.

        The Company has $9,216 of letters of credit as of December 31, 2003. None of these have been drawn on.

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

        The Company's weighted average interest rate was 8.8%, 8.4% and 8.9% in 2003, 2002 and 2001, respectively.

        The Company accreted the original issue discount of the Series B Notes and the Series D Notes over the term of the notes using the effective interest rate method until the date of the Filing.

        The Company's debt, including capital lease obligations, matures as follows:

2004	$758,081
2005	423
2006	255
2007	97
2008	8
Thereafter	—

$758,864

        Capital lease obligations relate primarily to leases for selected delivery vehicles.

        Prior to seeking protection in bankruptcy on June 27, 2003, the Company obtained Debtor-in-Possession financing which provided up to $30,000 of availability to the Company to fund operations during the bankruptcy period. The financing required that the Company meet certain financial tests monthly during the period that the facility was in place. The Company did not borrow any funds from this financing source during the period it was in place. The fees associated with this financing were expensed during 2003.

        In connection with the Company's emergence from bankruptcy on February 11, 2004, NESR entered into a new senior secured credit facility (the "New Credit Facility"). The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility. Proceeds under the New Credit Facility were used to repay the balance outstanding under the Credit Facility. NESR has scheduled principal repayments quarterly on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility. Scheduled principal payments of the facility are as follows: $55,000 in 2004, $20,000 in 2005, $20,000 in 2006 and the $369,000 balance of the facility is due upon expiration in 2007. The average interest rate on the new credit facility is base rate plus 3% or LIBOR plus 4.25%.

        The New Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) adjusted EBITDA levels, 2) fixed charge coverage ratios, 3) debt leverage ratios and 4) capital expenditure levels. The credit facility also contains various other covenants that restrict the Company's ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. The New Credit Facility is collateralized by substantially all of the Company's assets.

13.    Senior Mandatorily Redeemable Convertible Preferred Stock

        During 1999, the Company issued 100 shares of Senior Mandatorily Redeemable Convertible Preferred Stock, Series A (the "Preferred Shares") for proceeds of approximately $100,000, less a 5% facility fee. Each Preferred Share was convertible at the option of the holder into a number of shares of the Company's Common Stock equal to $1,000 divided by the conversion price (the "Conversion Price") then in effect. As of the issuance, the Conversion Price was $13, subject to adjustment based upon (i) certain issuances of Common Stock at a price per share below the then current Conversion Price and (ii) standard anti-dilution adjustments. Each Preferred Share is convertible at the option of the Company into a number of shares of Common Stock equal to $1,000 divided by the then current Conversion Price if at any time after one year from the issue date of the Preferred Shares the average closing market price of the Common Stock over a sixty consecutive trading day period equals or exceeds $20 per share. Each holder of Preferred Shares is entitled to vote with the Company's Common Stock on an as-if converted basis. The $5,000 facility fee was being accreted over the period from the issuance to the redemption date of the Preferred Stock as a reduction of stockholders' equity. However, in conjunction with the Filing, accretion of the facility fee was discontinued.

        Each holder of Preferred Shares was entitled to receive dividends and other distributions on parity with each holder of Common Stock in an amount equal to the dividends per share payable on the number of shares of Common Stock into which such Preferred Shares would be convertible on the record date. On April 30, 2009, the Company would have been obligated to redeem all of the shares of Preferred Stock then outstanding, at a price per share equal to $1,000 plus an amount per share equal to all declared and unpaid dividends thereon. No dividends have been declared since the issuance of the Preferred Shares.

        SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150") requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability and the accretion of any related fees be classified as interest expense rather than as a charge to retained earnings. The Company adopted SFAS No. 150 on July 1, 2003, and as a result the Company has reclassified $97,046 of senior redeemable preferred stock to liabilities. However, SFAS No. 150 does not permit the reclassification of the senior redeemable preferred stock to liabilities in financial statements prior to the effective date. Accordingly, the December 31, 2002 liabilities exclude senior redeemable preferred stock.

        In accordance with the Plan of Reorganization, the holders of the Preferred Shares will receive 2.0% of the new common stock of the Company created upon emergence from bankruptcy.

14.    Reorganization Expenses

        Expenses incurred as a result of the bankruptcy filing have been segregated from normal operations and are disclosed separately. These expenses consist of the following for the year ended December 31, 2003:

Professional fees	$6,676
Loan origination fees	1,440
Employee retention expenses	700

$8,816

        Professional fees consist of costs for financial advisors, legal counsel, consulting and other costs related to professional services incurred. Loan origination fees consist primarily of the write-off of the remaining unamortized loan origination costs in accordance with SOP 90-7 based on the amount of allowed claims related to the Series B Notes and the Series D Notes. Employee retention expenses result from a retention program approved by the Bankruptcy Court to ensure the retention of certain key employees. The professional fees and the employee expenses were cash charges.

15.    Derivative Financial Instruments

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

        Effective April 18, 2001, the Company entered into an interest rate swap contract, which fixed the interest rate at 4.71% on $400,000 of variable rate debt through April 17, 2003. The Company's interest rate swap was designated as a cash flow hedge. For the interest rate swap, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. Changes in the fair value of the swap were recorded in other comprehensive income and in the balance sheet as a component of accrued expenses and other liabilities.

16.    Stock Option Plan

        During 1998, the Company established a plan in which options to purchase shares of Common Stock can be granted to directors, officers and key employees of the Company, and other individuals. Up to 4,461 shares of Common Stock may be issued under this plan. Granted options under the plan vest over five years from the grant date and expire ten years from the grant date.

        No stock options were granted in 2003. The disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123", for all periods presented in the consolidated financial statements have been omitted as such information is deemed to be not meaningful. All options were cancelled upon the Company's emergence from bankruptcy on February 11, 2004.

17.    Income Taxes

        The provision (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 35% to the loss from continuing operations before income taxes as a result of the following:

	2003	2002	2001
Federal income taxes (benefit) at 35%	$(71,294)	$(22,941)	$(16,363)
State income taxes, net of federal benefit	(5,273)	(2,261)	(953)
Goodwill	11,422	—	1,090
Other	624	1,611	612
Valuation allowance	64,521	23,591	—

	$—	$—	$(15,614)

        The tax benefit on the cumulative effect of a change in accounting principle in 2002 resulted in a tax rate less than the expected tax rate due to the write-off of goodwill not deductible for tax purposes. Income tax expense (benefit) included in comprehensive income was as follows:

	2003	2002	2001
Current income tax expense:
Federal	$—	$—	$—
State	—	—	—

Total current income tax expense	—	—	—

Deferred income tax benefit:
Federal	—	(23,299)	(13,999)
State	—	(2,297)	(1,521)

Total deferred income tax benefit	—	(25,596)	(15,520)

Total income tax benefit	$—	$(25,596)	$(15,520)

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

        Deferred income taxes have been provided for the temporary differences between the financial statement and the income tax bases of the Company's assets and liabilities as follows:

	2003	2002
Deferred tax assets attributable to:
Trade accounts receivable and inventory	$5,076	$7,527
Non-compete agreements	1,883	2,162
Accrued expenses	3,521	4,242
Minimum tax credits	1,744	1,744
Net operating losses	139,499	106,119
Goodwill	46,581	15,107
Other items	1,912	5,279
	$199,987	$142,180
Valuation allowance	(91,727)	(28,787)

Deferred income tax assets	$108,489	$113,393

Deferred tax liability attributable to:
Depreciation	(108,489)	(113,393)

Deferred income tax liability	$(108,489)	$(113,393)

Net deferred tax asset	$—	$—

        Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carryforwards expire. The Company has provided a full valuation allowance on its net deferred tax assets consisting primarily of net operating loss carryforwards, because of uncertainty regarding realizability. The Company's net operating loss carryforwards of approximately $366,098 expire principally in 2012 through 2023.

18.    Commitments and Contingencies

        The Company leases certain rental fleet equipment, facilities, office equipment and vehicles under operating leases, some of which contain renewal options. Future minimum rental commitments under operating leases (excluding rejected leases) consist of the following at December 31, 2003:

2004	$23,525
2005	10,771
2006	6,716
2007	4,564
2008	2,902
Thereafter	10,648

$59,126

        Rent expense was $31,212, $31,252 and $24,242 for the years ended December 31, 2003, 2001 and 2001, respectively.

Legal Proceedings

        From time to time, the Company has been and is involved in various legal proceedings, all of which (other than the Filing) management believes are routine in nature and incidental to the conduct of its business. Although the Company's ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty, the Company, after examining these matters, believes that an adverse ruling in any of these proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Environmental Matters

        The Company's facilities are subject to federal, state and local environmental requirements relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances. Based on environmental assessments conducted in connection with the Company's acquisitions, the Company believes that its facilities are in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements. However, some risk of environmental liability is inherent in the nature of the Company's business, and in the future the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws. Management does not expect that compliance with environmental laws will have a material adverse effect on the Company's operating results, financial condition or competitive position.

Insurance

        The Company is insured for general liability, automobile liability and workers' compensation claims up to specified claim and aggregate amounts. The self-insured retention level for all lines is $500 per occurrence. Insured losses subject to this deductible are accrued based on the aggregate liability for reported claims incurred and an estimated liability for claims incurred but not reported. These liabilities are adjusted for loss development factors.

Other

        Following the Company's announcement in April 2002 that it was restating its prior period financial statements in its 2002 Annual Report on Form 10-K, the Company received a notice of inquiry from the SEC relating to the Company's restated financial statements. Following a review of the Company's response to the notice of inquiry, the SEC commenced an informal investigation into this matter. The informal investigation included the production of relevant documents and the taking of testimony from certain current and former Company employees. The Company was informed that the SEC also commenced an investigation with respect to three individuals (two former employees no longer associated with the Company and one current employee).

        On April 10, 2003, the Company was informed by the staff of the SEC, through receipt of a "Wells Notice," that the SEC intended to recommend that the Commission institute a cease-and-desist proceeding against the Company, alleging that the Company violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules 12b-20, 13a-1, and 13a-13 thereunder. Prior to and during the investigation, the Company had voluntarily upgraded and reinforced significant portions of its financial controls functions. The Company fully cooperated with the SEC throughout the investigation.

        In August 2003, the Company offered to settle the SEC investigation (the "Offer") by agreeing to certain reporting violations of the Exchange Act and by agreeing to consent to the entry of an administrative Cease-and-Desist Order (the "Order"). While the SEC has not indicated at this time that it intends to seek a civil monetary penalty against the Company, it has the statutory authority to seek a civil penalty of up to $500,000 for each violation of the Exchange Act committed by the Company. As of the date hereof, the SEC has not taken any formal action on the Offer or the Order. The Company is continuing its efforts to resolve this matter with the SEC.

19.    Employee Benefit Plans

        The Company sponsors a profit sharing and 401(k) plan (the "Plan") in which employees over twenty-one years of age with greater than one-half year of service are eligible to participate, as defined by the Plan. Under the Plan, the Company makes a discretionary contribution to a trust based on each eligible employee's base annual wages. In addition, eligible employees can defer up to 15% of their salary with a partial matching contribution by the Company of 50% of the first 5% of the employee contribution. The employer contributions vest over a five-year period. Contributions by the Company to the Plan were $1,005, $1,940 and $4,068 for the years ended December 31, 2003, 2002 and 2001, respectively.

20.    Related Party Transactions

        During the first quarter of 2003, $80 of stock subscriptions receivable, representing notes due from officers of the Company related to purchases of Common Stock, were repaid in full. The Company incurred expenses of $2,511, $2,767 and $3,015 for rent under certain lease obligations to former owners of acquired businesses, members of management and their affiliates during the years ended December 31, 2003, 2002 and 2001, respectively.

21.    Segment Information

        All operations are managed on a branch basis. The Company has two reporting segments: Traffic Safety and General Rental and Other. The General Rental operations are primarily involved in the rental and sale of various types of lift and specialty equipment to construction, automotive and other industrial users. The Traffic Safety operations are primarily involved in the rental of traffic safety equipment and providing the related services to manage traffic flow during construction. The Traffic Safety operations have different contractual, regulatory and capital requirements than the General Rental operations. The accounting policies for these segments are the same as those described in Note 3.

        The Company's operations in Canada represented less than 2% of total revenues and total assets in 2003. Due to the size of the Company's Canadian operations, these operations are considered insignificant for separate geographical segment reporting.

        The Company has no single customer that represents greater than 10% of the Company's consolidated revenues. Identifiable assets are those used in the Company's operations in each segment. Intersegment revenues are not material.

        The following table presents the information for the reporting segments for the years ending December 31:

	Traffic Safety	General Rental and Other	Discontinued Operations	Consolidated
2003
Rental and service revenues	$90,847	$392,001	$—	$482,848
New equipment sales	2,889	31,117	—	34,006
Rental equipment sales	101	30,119	—	30,220
Other revenues	3,389	16,636	—	20,025
Total revenues	97,226	469,873	—	567,099
Operating loss(a)	(37,806)	(106,034)	—	(143,840)
Net loss(a)	(39,226)	(164,313)	(518)	(204,057)
Identifiable assets	70,267	602,896	—	673,163
Depreciation and amortization(a)	51,310	201,263	—	252,573
Capital expenditures	9,157	33,856	—	43,013
2002
Rental and service revenues	$93,995	$419,550	$—	$513,545
New equipment sales	6,067	35,830	—	41,897
Rental equipment sales	288	38,874	—	39,162
Other revenues	2,504	24,226	—	26,730
Total revenues	102,854	518,480	—	621,334
Operating income (loss)	7,676	(3,072)	—	4,604
Net income (loss)(b)	524	(195,574)	1,493	(193,557)
Identifiable assets	103,371	758,102	1,149	862,622
Depreciation and amortization	11,764	117,633	—	129,397
Capital expenditures	5,278	63,665	—	68,943
2001
Rental and service revenues	$97,003	$368,071	$—	$465,074
New equipment sales	7,988	36,530	—	44,518
Rental equipment sales	405	25,755	—	26,160
Other revenues	3,641	15,905	—	19,546
Total revenues	109,037	446,261	—	555,298
Operating income	9,748	11,704	—	21,452
Income tax expense	758	14,856	—	15,614
Net income (loss)	1,741	(32,877)	229	(30,907)
Identifiable assets	111,656	979,027	111,648	1,202,331
Depreciation and amortization	13,426	112,524	—	125,950
Capital expenditures	5,014	20,097	8,222	33,333

(a)
Operating loss, net loss and depreciation and amortization in 2003 for Traffic Safety and for General Rental and Other operations include goodwill impairment charges of $39,645 and $98,470, respectively.

(b)
Net income (loss) for General Rental and Other operations includes a $129,505 goodwill impairment charge recorded in 2002 as a cumulative effect of a change in accounting principle, in accordance with SFAS No. 142.

22.    Restructuring and Impairment Charges

        During the fourth quarter of 2002, the Company recorded a pre-tax restructuring charge of $3,769, which was recorded in selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. The restructuring activities included the elimination of administrative personnel and closure of 8 branch locations. This charge consisted primarily of severance and lease termination costs. More than 300 branch employees have been terminated in conjunction with this restructuring. The $1,853 balance of the reserve as of December 31, 2003 relates to outstanding lease commitments. These leases were rejected in conjunction with the bankruptcy filing and the balance has been included in liabilities subject to compromise.

        During the fourth quarter of 2001, the Company recorded a non-recurring pre-tax restructuring charge of $1,700 related to the acquisition of Brambles. This charge consists primarily of a reserve for lease termination and severance costs. More than 200 branch and administrative employees have been terminated in conjunction with this restructuring. The Company also established a reserve of $8,000 related to the closure of certain Brambles locations in conjunction with the purchase accounting for the acquisition (Note 5). The $3,497 balance of the reserve as of December 31, 2003 relates to outstanding lease commitments. These leases were rejected in conjunction with the bankruptcy filing. The balance has been included in liabilities subject to compromise.

23.    Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2003 and 2002 is as follows:

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$129,618	$150,591	$152,722	$134,168	$567,099
Gross profit	29,917	37,734	44,254	35,292	147,197
Loss from continuing operations	(29,614)	(158,362)	(1,590)	(13,973)	(203,539)
Discontinued operations	—	(518)	—	—	(518)
Net loss	$(29,614)	$(158,880)	$(1,590)	$(13,973)	$(204,057)
	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Annual
Revenues	$138,451	$161,649	$171,452	$149,782	$621,334
Gross profit	38,324	47,793	44,825	25,149	156,091
(Loss) income from continuing operations	(14,878)	(4,289)	(9,541)	(36,837)	(65,545)
Discontinued operations	(1,631)	5,202	—	(2,078)	1,493
Change in accounting principle	(129,505)	—	—	—	(129,505)
Net (loss) income	(146,014)	913	$(9,541)	$(38,915)	$(193,557)

Independent Auditors' Report

The Board of Directors and Shareholders
NES Rentals Holdings, Inc.:

        Under date of March 29, 2004, we reported on the consolidated balance sheet of National Equipment Services, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related 2003 consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of National Equipment Services, Inc.'s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audit.

        In our opinion, the 2003 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The audit report on the consolidated financial statements of the Company referred to above contains an explanatory paragraph that states that the Company's recurring losses from operations and net stockholders' deficit raise substantial doubt about the entity's ability to continue as a going concern. The 2003 consolidated financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" on July 1, 2003.

/s/ KPMG LLP

Chicago, Illinois
March 29, 2004

NATIONAL EQUIPMENT SERVICES, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts and Reserves

(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of year	(1) Charged to cost and expenses	(2) Charged to other accounts —describe*	Write-offs	Balance at end of year
2003:
Allowance for doubtful accounts	$5,477	$9,522	—	$9,310	$5,689
Reserve for obsolete inventory	5,424	3,977	—	5,798	3,603
Deferred tax asset valuation allowance	28,787	62,711	—	—	91,498
2002:
Allowance for doubtful accounts	$5,844	$6,004	$—	$6,371	$5,477
Reserve for obsolete inventory	4,676	5,784	—	5,036	5,424
Deferred tax asset valuation allowance	—	28,787	—	—	28,787
2001:
Allowance for doubtful accounts	$4,944	$10,226	$—	$9,326	$5,844
Reserve for obsolete inventory	1,816	3,350	1,865	2,355	4,676

*
The amount in Column C(2) is an addition to the reserve related to the acquisition of Brambles in 2001.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURES

        On November 12, 2003, the Company communicated its intent to replace PricewaterhouseCoopers LLP with KPMG LLP as its independent accountants.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures—After evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2003 (the "Evaluation Date"), the Company's interim chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

        Changes in internal controls—The Company has taken steps to strengthen its control and operating environment, information systems and procedures, including: the establishment of Company wide policies, procedures and internal control standards; the establishment of an internal audit function; the integration and consolidation of information systems into comprehensive operating and financial reporting systems and the establishment of a shared serviced center.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information as of March 19, 2004, with respect to the Company's current directors, former directors and executive officers.

Current Directors
F. Duffield Meyercord	Age: 58
Mr. Meyercord is a partner with Carl Marks Consulting Group, LLC ("Carl Marks"). Mr. Meyercord served as Chief Restructuring Advisor from August 2003 until February 17, 2004. Mr. Meyercord joined the Company as interim Chief Executive Officer on February 17, 2004. Mr. Meyercord was appointed to the Board as a Director pursuant to the Plan of Reorganziation in connection with the Company's emergence from Chapter 11 proceedings on February 11, 2004. Before joining Carl Marks, Mr. Meyercord was President and founder of Meyercord Advisors, Inc., established in 1976 to provide advisory services to business. He was also Managing Director and founder of Venturtech Management, Inc., a venture capital fund. Previously, he had been in charge of M&A and development for McLean Industries, a company with equity positions in a large and varied group of companies; he also was CEO of a number of firms in the McLean portfolio.
Douglas Booth	Age: 50
Mr. Booth is a managing director with Carl Marks. Mr. Booth has served as Chief Operating Advisor since August 2003. Mr. Booth was appointed to the Board as a Director pursuant to the Plan of Reorganziation in connection with the Company's emergence from Chapter 11 proceedings on February 11, 2004. Prior to joining Carl Marks, Mr. Booth was a partner with Coopers & Lybrand Consulting for seven years, where he started the Chicago-based Resources Management practice. Mr. Booth also spent seven years with Jay Alix & Associates as a Principal, providing turnaround advisory services to a variety of clients, including serving in interim management roles.
Former Directors
Carl Thoma	Age: 55
Mr. Thoma is Chairman of the Board of the Company and has served as a director of the Company since its founding in June 1996. Mr. Thoma is the Managing Partner of Thoma Cressey Equity Partners, a private equity investment company in Chicago, Illinois, Denver, Colorado and San Francisco, California formed in December 1997 as a successor to Golder, Thoma, Cressey, Rauner, Inc. He also co-founded and has been a Managing Director of Golder, Thoma, Cressey, Rauner, Inc., the general partner of Golder, Thoma, Cressey, Rauner Fund V, L.P. and its predecessor funds, in Chicago, Illinois since 1980. Mr. Thoma is also a director of Global Imaging Systems, Inc. and numerous other private companies. Mr. Thoma was replaced on the Board in connection with the Company's emergence from Chapter 11 proceedings on February 11, 2004.
John Molner	Age: 41
Mr. Molner has served as a director of the Company since April 2001 and served as an observer on the Board from May 1999 to April 2001. Mr. Molner is a general partner of Brown Brothers Harriman ("BBH"), a private banking and investment firm based in New York, New York. Mr. Molner joined BBH's corporate finance group in April 1990, became a general partner in January 2001, and is currently head of the firm's mergers and acquisitions group. From September 1985 to July 1987, Mr. Molner was employed at First Boston Corporation as a financial analyst in the firm's high technology group. Mr. Molner also serves on the Board of Directors of Infomediary, LLC, a subsidiary of BBH. Mr. Molner was replaced on the Board in connection with the Company's emergence from Chapter 11 proceedings on February 11, 2004.

Ronald St. Clair	Age: 66
Mr. St. Clair has served as a director of the Company since October 1997. Mr. St. Clair founded High Reach Equipment, an aerial platform rental company headquartered in Baton Rouge, Louisiana. In 1993, Mr. St. Clair sold High Reach Equipment to Brambles Equipment Services, Inc. In 1994, Mr. St. Clair retired from High Reach Equipment. Subsequent to his retirement from High Reach Equipment, Mr. St. Clair has served in an advisory role for St. Clair Equipment Company, a family-owned and -operated rental equipment company, founded in 1960. In 2000, Mr. St. Clair sold St. Clair Equipment Company to the Company. Mr. St. Clair was replaced on the Board in connection with the Company's emergence from Chapter 11 proceedings on February 11, 2004.
Daniel Timm	Age: 43
Mr. Timm has served as a director of the Company since December 2002. Mr. Timm is a principal at Golder, Thoma, Cressy, Rauner, Inc. Mr. Timm joined Golder, Thoma, Cressy Rauner, Inc. in 2000. Previously, he served as CFO at Chatham Technologies, a contract electronics manufacturer, and President and COO at The Bruss Company, a food processor. Mr. Timm currently serves as a director of various companies, including HomeBanc Mortgage, NCP Solutions, VeriFone and Wallace Theaters. Mr. Timm was replaced on the Board in connection with the Company's emergence from Chapter 11 proceedings on February 11, 2004.
Joseph Gullion	Age: 53
Mr. Gullion served as a director, the President and Chief Executive Officer of the Company from October 2002 until his resignation from the Company in August 2003. Prior thereto, Mr. Gullion served as Executive Vice President and Chief Operating Officer of AAR Corporation. Previously, Mr. Gullion held positions including President and Chief Executive Officer of Airline Technical Services and Executive Vice President and Chief Operating Officer of Dalfort Aviation.
Kevin Rodgers	Age: 53
Mr. Rodgers was President, Chief Executive Officer and a director of the Company since he founded the Company with Golder, Thoma, Cressey, Rauner Fund V, L.P. in June 1996 until his resignation in September 2002. Prior thereto, Mr. Rodgers served as Chief Executive Officer of Brambles Equipment Services, Inc. and Brambles Records Management, Inc. from 1991 to June 1996. From 1991 to 1996, Mr. Rodgers also held the position of Executive Director of Brambles USA, a subsidiary of Brambles Industries Limited, an Australian public company. From 1979 to 1990, Mr. Rodgers held several positions at Morgan Equipment Company, a privately held heavy equipment dealership, including Chief Executive Officer of Morgan Equipment's Australian operations from 1986 to 1990. Mr. Rodgers resigned from the Board in January 2003.
Executive Officers
Michael D. Milligan	Age: 41
Mr. Milligan has been Senior Vice President and Chief Financial Officer of the Company since January 2002. Prior thereto, Mr. Milligan served as Executive Vice President and Chief Financial Officer of Telenisus Corporation from December 1998 to January 2002. From 1986 to December 1998, Mr. Milligan was with PricewaterhouseCoopers LLP, serving most recently as a partner in its Transaction Services Group and national practice leader of its Industry Consolidations Practice. His responsibilities at PricewaterhouseCoopers LLP included managing and executing many mergers, acquisitions and financing transactions and audits of public and private companies.

ITEM 11.    EXECUTIVE COMPENSATION

        The Board of Directors of the Company determines the compensation of executive officers of the Company. The following table sets forth information regarding the compensation paid or accrued by the Company to the Chief Executive Officer and each of the Company's other executive officers (the "Named Executive Officers") for services rendered to the Company in all capacities during 2003, 2002 and 2001. At December 31, 2003, the Company did not have a Chief Executive Officer. All options were cancelled as of the Company's emergence from bankruptcy on February 11, 2004.

Summary Compensation Table

	Annual Compensation						Long-Term Compensation
							Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards (#)	Securities Underlying Option/SARs (#)		LTIP Payouts ($)		All Other Compensation ($)
Kevin Rodgers Former Vice Chairman and Director	2003 2002 2001	$34,667 416,000 416,000	$	— — —	$416,000 — —	(1)	— — —	— — 30,000	(3)	$	— — —	$	— 4,466 8,698	(2) (4)
Joseph Gullion(5) Former President and Chief Executive Officer	2003 2002 2001	$311,538 122,885 —	$	— 167,903 —	$675,000 — —	(1)	— 100,000 —	— 500,000 —	(7)	$	— — —		$6,672 90 —	(6) (8)
Michael Milligan(9) Senior Vice President and Chief Financial Officer	2003 2002 2001	$296,539 300,000 —	$	— 150,000 —	$75,000 — —	(10)	— — —	— — 100,000	(13)	$	— — —		$8,407 216 —	(11) (12)

(1)
The amount shown reflects separation payments.

(2)
The amount shown includes Company 401(k) matching contributions and a life insurance premium payment.

(3)
Options to acquire these shares become exercisable in five equal installments on February 22, 2002, December 31, 2002, December 31, 2003, December 31, 2004 and December 31, 2005.

(4)
The amount shown includes Company 401(k) matching contributions, a profit sharing contribution and a life insurance premium payment.

(5)
Mr. Gullion served as President and Chief Executive Officer from September 2002 to August 2003.

(6)
The amount shown includes an auto allowance, Company 401(k) matching contributions and a life insurance premium payment.

(7)
The option to acquire 100,000 of these shares becomes exercisable on September 23, 2003. Options to acquire 400,000 of these shares become exercisable in three equal installments on September 23, 2003, September 23, 2004 and September 23, 2005.

(8)
The amount shown reflects a life insurance premium payment.

(9)
Mr. Milligan became an executive officer of the Company effective December 2001.

(10)
The amount shown reflects a payment under the key employee retention program as approved in bankruptcy.

(11)
The amount shown includes an auto allowance and a life insurance premium payment.

(12)
The amount shown reflects a life insurance premium payment.

(13)
Options to acquire these shares become exercisable in five equal installments on December 26, 2002, December 31, 2002, December 31, 2003, December 31, 2004 and December 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired On Exercise (#)(1)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable/Unexercisable
Kevin Rodgers	—	$—	288,000 102,000	$0 0
Joseph Gullion	—	—	0 500,000	0 0
Michael Milligan	—	—	40,000 60,000	0 0

(1)
There were no stock options granted or exercised during 2003. As of the end of the year, none of the options held by the Named Executive Officers had been exercised. All options were cancelled as of the Company's emergence from bankruptcy on February 11, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information with respect to the beneficial ownership of the Company's Stock as of February 10, 2004 by (1) each stockholder known by the Company to own beneficially five percent or more of the outstanding shares of any class of Stock, (2) each current director and nominee for director of the Company, (3) each Named Executive Officer of the Company and (4) all directors and executive officers of the Company as a group. As of February 10, 2004, there were 21,151,163 shares of Common Stock outstanding and 100,000 shares of Preferred Stock outstanding. As of the Record Date, each share of Preferred Stock is entitled to 76.923077 votes per share and is convertible at any time at the election of the holder of such shares into 76.923077 shares of Common Stock. To the knowledge of the Company, each stockholder has sole voting and investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated in a footnote. Unless otherwise indicated in a footnote, the business address of each person is the Company's corporate address.

	Common Stock Beneficially Owned		Preferred Stock Beneficially Owned
	Number of Shares(1)	Percent of Class (2)	Number of Shares	Percent of Class	Percent of Vote(2)(3)
Golder, Thoma, Cressey, Rauner Fund V, L.P. (4)	13,861,142	65.5%	—	—	48.1%
The 1818 Fund III, L.P.(5)	—	—	60,000	60.0%	16.0
Co-Investment Partners, L.P.(6)	—	—	25,000	25.0	6.7
Erie Insurance Exchange(7)	—	—	7,000	7.0	1.9
Aquila Limited Partnership(8)	—	—	5,000	5.0	1.3
Erie Indemnity Company(9)	—	—	3,000	3.0	*
Kevin Rodgers(10)	1,376,375	6.4	—	—	4.7
Stephen Shaughnessy(11)	25,500	*	—	—	*
Joseph Gullion	100,000	*	—	—	*
Michael Milligan	—	—	—	—	—
Carl Thoma(12)	13,861,142	65.5	—	—	48.1
John Molner(13)	—	—	60,000	60.0	16.0
Ronald St. Clair(14)	131,829	*	—	—	*
All Directors and Executive Officers as a Group (7 persons)(12)(13)	15,494,846	73.2	60,000	60.0	70.8

*
Less than one percent.

(1)
The number of shares includes shares of Common Stock subject to options exercisable within 60 days of the Record Date.

(2)
Shares of Common Stock subject to options exercisable within 60 days of the Record Date are considered outstanding for the purpose of determining the percentage of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.

(3)
Reflects the voting power of the share holdings shown on the table as a result of the fact that on the Record Date the Common Stock is entitled to one vote per share and on the Record Date the Preferred Stock is entitled to 76.923077 votes per share.

(4)
Includes 24,287 shares of Common Stock held by GTCR Associates V, a partnership affiliated with Golder, Thoma, Cressey, Rauner Fund V, L.P. The address of each of Golder, Thoma, Cressey, Rauner Fund V, L.P. and GTCR Associates V is 6100 Sears Tower, Chicago, Illinois 60606.

(5)
Shares of Preferred Stock are owned of record by The 1818 Fund III, L.P. ("The 1818 Fund"). The general partner of The 1818 Fund is Brown Brothers Harriman & Co. ("BBH"). The address of The 1818 Fund and BBH is 59 Wall Street, New York, New York 10005.

(6)
Shares of Preferred Stock are owned of record by Co-Investment Partners, L.P. ("CIP"). The general partner of CIP is CIP Partners, LLC. The address of each of these holders is 660 Madison Avenue, New York, New York 10021.

(7)
The address of Erie Insurance Exchange ("Erie Insurance") is c/o Erie Insurance Group, 100 Erie Insurance Place, Erie, Pennsylvania 16530.

(8)
The address of Aquila Limited Partnership ("Aquila") is 164 Mason Street, Greenwich, Connecticut 06830.

(9)
The address of Erie Indemnity Company ("Erie Indemnity") is c/o Erie Insurance Group, 100 Erie Insurance Place, Erie, Pennsylvania 16530.

(10)
Includes 1,112,000 shares of Common Stock owned by Mr. Rodgers' family limited partnership, Rodgers Investment Partners, L.P., as to which he disclaims beneficial ownership. The shares of Common Stock beneficially owned by Mr. Rodgers also include 210,000 shares subject to options.

(11)
The shares of Common Stock beneficially owned by Mr. Shaughnessy include 18,000 shares subject to options.

(12)
Includes 13,836,855 shares of Common Stock held by Golder, Thoma, Cressey, Rauner Fund V, L.P., of which GTCR V, L.P. is the general partner, and also includes 24,287 shares of Common Stock held by GTCR Associates V. Mr. Thoma is a principal of Golder, Thoma, Cressey, Rauner, Inc., the general partner of GTCR V, L.P. and the managing general partner of GTCR Associates V, and therefore may be deemed to share investment and voting control over the shares of Common Stock held by Golder, Thoma, Cressey, Rauner Fund V, L.P. and GTCR Associates V. Mr. Thoma disclaims beneficial ownership of the shares of Common Stock owned by Golder, Thoma, Cressey, Rauner Fund V, L.P. and GTCR Associates V. The address of Mr. Thoma is c/o Thoma Cressey Equity Partners, Sears Tower, 92nd Floor, 233 South Wacker Drive, Chicago, Illinois 60606.

(13)
Shares of Preferred Stock are owned of record by The 1818 Fund. Mr. Molner, a general partner at BBH, may be deemed to be the beneficial owner of these shares due to his role as co-manager of The 1818 Fund. Mr. Molner disclaims beneficial ownership of the shares beneficially owned by The 1818 Fund, except to the extent of his pecuniary interest therein. The address of Mr. Molner is 59 Wall Street, New York, New York 10005.

(14)
The shares of Common Stock beneficially owned by Mr. St. Clair include 10,448 shares subject to options.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Loans to Executives

        In January 1997, the Company loaned $64,000 to Mr. Rodgers pursuant to a promissory note (the "Executive Note") to finance his purchase of the Company's securities. The Executive Note is secured by a pledge of the securities purchased with such Executive Note pursuant to an Executive Stock Pledge Agreement between the Company and Mr. Rodgers. The Executive Note bears interest at a rate per annum equal to the applicable federal rate as set forth in Section 1274(d) of the Internal Revenue Code of 1986, as amended. Mr. Rodger's note was repaid in full in 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table describes the fees for professional audit services and other services rendered by KPMG LLP and PricewaterhouseCoopers LLP.

Auditor	Audit Fees	Tax Fees	All Other Fees
KPMG LLP	$893,000	—	—
PricewaterhouseCoopers LLP
2003	48,867	$319,695	—
2002	1,310,554	947,694	—

Audit Fees

        Audit fees include the aggregate fees paid by the Company for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Forms 10-Q that have been billed through March 30, 2004.

Audit Related Fees

        Audit Related Fees include the aggregate fees paid by the Company during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in Audit Fees. Also included in Audit Related Fees are fees for accounting advice. There were no audit related fees in 2002 or 2003.

Tax Fees

        Tax fees include the aggregate fees paid by the Company indicated for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

        All Other Fees include the aggregate fees paid by the Company for products and services other than the services reported above.

Audit Committee Pre-Approval Policy

        Under policies and procedures adopted by the audit committee of the company's board of directors, the company's principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the company's principal accountant be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the company while not impairing its independence. The audit committee or its chairman must pre-approve the engagement of the company's principal accountant to provide both audit and permissible non-audit services. If the chairman pre-approves any engagement, he is to make a report to the full audit committee at its next meeting. 100% of all services provided by the company's principal accountant in 2003 were pre-approved by the audit committee or its chairman.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
The Consolidated Financial Statement Schedule

    Independent Auditors' Report

    Schedule II. Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the corresponding notes.

  2.
  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Reference
3.1	Restated Certificate of Incorporation of the Company.	(1)
3.2	Restated By-laws of the Company.	(1)
4.1
	Credit Agreement dated as of February 11, 2004 among National Equipment Services, Inc. as Borrower, each of the Financial Institutions initially a signatory hereto, together with those Assignees pursuant to Section 14.5 thereof, as Lenders, and Wachovia Bank, National Association, as Agent.
10.1	Employment Letter Agreement dated November 1, 2001, by and between the Company and Stephen A. Shaughnessy.	(2)
10.2	Employment Letter Agreement dated December 26, 2001, by and between the Company and Michael D. Milligan.	(2)
10.3	Employment Letter Agreement dated September 23, 2002, by and between the Company and Joseph M. Gullion.	(3)
11.1	Statement RE Computation of Per Share Earnings. Not required because the relevant computations can be determined clearly from the material contained in the financial statements included herein.
21.1	Subsidiaries of the Company.	(4)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-49223).

(2)
Incorporated by reference to the Company's Annual Report on Form 10-K dated April 16, 2002 (File No. 001-14163).

(3)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 001-14163).

(4)
Incorporated by reference to the Company's Annual Report on Form 10-K dated April 16, 2003 (File No. 001-14163).

(b)
Reports on Form 8-K filed during the fourth quarter of the year ended December 31, 2003.

  The Company filed a Current Report on Form 8-K dated November 5, 2003, to release its results of operations for the second and third quarters of 2003.

  The Company filed a Current Report on Form 8-K dated December 5, 2003, to report a change in the Company's certifying accountant. This filing was amended on March 3, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Equipment Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

NATIONAL EQUIPMENT SERVICES, INC.
By:	/s/ MICHAEL D. MILLIGAN Michael D. Milligan Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2004, by the following persons on behalf of National Equipment Services, Inc. in the capacities indicated:

Signature	Capacity

/s/ F. DUFFIELD MEYERCORD F. Duffield Meyercord	Director, Principal Executive Officer
/s/ DOUGLAS BOOTH Douglas Booth	Director
/s/ MICHAEL D. MILLIGAN Michael D. Milligan	Chief Financial Officer, Principal Financial Officer and Principal Account Officer

QuickLinks

Forward-Looking Statements
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
Schedule II–Valuation and Qualifying Accounts and Reserves
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
SIGNATURES