Form 10-Q
period 2003-06-30
NATIONAL EQUIPMENT SERVICES INC
filed 2004-04-08
CIK 1051381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(773) 695-3999

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

There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of August 14, 2003.

Explanatory Note

National Equipment Services, Inc., (“NES”) is filing this Quarterly Report on Form 10-Q for the period ended June 30, 2003.  NES and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code on June 27, 2003.  At the time of filing for bankruptcy protection, NES owed a substantial amount to its independent auditors at the time, PricewaterhouseCoopers LLP (“PwC”).  As a result, PwC did not perform the limited review of the quarterly financial statements included in this Report as required by Rule 10-01(d) of Regulation S-X under the U.S. securities laws.  On November 12, 2003, NES notified PwC of its intent to replace them as independent auditor.  NES subsequently retained KPMG LLP as its independent auditor.  Except as specifically noted herein, this Form 10-Q does not contain updates to reflect any events occurring after June 30, 2003, which was the end of the period covered by this Form 10-Q.  Please see the discussion in Note 2 for information about emergence from bankruptcy protection on February 11, 2004.  All information contained in this Form 10-Q is subject to updating and supplementing as provided in the reports filed with the Securities and Exchange Commission for periods subsequent to the end of the original period for this Form 10-Q.

National Equipment Services, Inc. and Subsidiaries

(Debtor-in-Possession as of June 27, 2003)

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended

June 30, 2003

Forward Looking Statements

                                                Note: This report contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All statements contained in this document, other than historical information, are forward-looking statements. These statements represent management’s current judgment on what the future holds. A variety of factors could cause business conditions and the Company’s actual results to differ materially from those expected by the Company or expressed in the Company’s forward-looking statements. These factors include, without limitation, the Company’s ability to successfully integrate acquired businesses; changes in market price or market demand; loss of business from customers; general declines in rental rates in the market; pricing pressure from competitors; inability to fund required capital expenditures; the Company’s bankruptcy reorganization; unanticipated expenses; changes in financial markets; the Company’s substantial leverage; potential defaults in the Company’s indebtedness; inability to make scheduled principal amortization payments on indebtedness; and other factors discussed in the Company’s filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

National Equipment Services, Inc. and Subsidiaries

(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)

Assets
Cash and cash equivalents	$19,692	$15,184
Trade accounts receivable, net of allowance for doubtful accounts of $4,764 and $5,477, respectively	131,225	123,094
Inventory, net	16,586	18,186
Loan origination costs, net	2,154	6,791
Prepaid expenses and other assets	29,774	20,811
Rental equipment, net	450,176	492,775
Property and equipment, net	40,675	45,803
Intangible assets, net	1,370	139,978
Total assets	$691,652	$862,622

Liabilities
Liabilities not subject to compromise
Book overdraft	$9,605	$490
Trade accounts payable	—	28,965
Accrued interest	—	8,592
Accrued expenses and other liabilities	41,673	51,715
Debt	2,420	763,276
Liabilities subject to compromise	810,922	—
Total liabilities	864,620	853,038
Commitments and contingencies	—	—
Senior mandatorily redeemable convertible preferred stock	97,046	96,796
Stockholders’ deficit:
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued, 21,151 shares outstanding	241	241
Additional paid-in capital	123,887	123,887
Accumulated deficit	(376,310)	(187,589)
Stock subscriptions receivable	—	(80)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive income (loss)	1,230	(4,609)
Total stockholders’ deficit	(270,014)	(87,212)
Total liabilities and stockholders’ deficit	$691,652	$862,622

See accompanying notes to consolidated financial statements.

National Equipment Services, Inc. and Subsidiaries

(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Revenues
Rental and service revenues	$126,692	$132,348	$233,304	$248,108
New equipment sales	9,722	11,633	18,512	21,095
Rental equipment sales	9,125	10,537	17,470	17,045
Other revenues	5,052	7,131	10,923	13,851
Total revenues	150,591	161,649	280,209	300,099
Cost of revenues
Cost of rental and service revenues	65,093	62,690	119,985	119,859
Rental equipment depreciation	27,308	28,539	53,554	56,085
Cost of new equipment sales	8,407	9,294	15,881	16,638
Cost of rental equipment sales	6,578	6,345	12,015	11,005
Other operating expenses	5,471	6,988	11,123	13,695
Total cost of revenues	112,857	113,856	212,558	217,282

Gross profit	37,734	47,793	67,651	82,817
Selling, general and administrative expenses	36,919	32,425	71,992	63,650
Goodwill impairment	138,115	—	138,115	—
Non-rental depreciation and amortization	1,519	2,447	3,452	4,886
Operating (loss) income	(138,819)	12,921	(145,908)	14,281
Other income, net	277	333	399	779
Interest expense, net	19,820	17,543	42,467	34,227
Loss from continuing operations before income taxes	(158,362)	(4,289)	(187,976)	(19,167)
Income tax expense	—	—	—	—
Loss from continuing operations	(158,362)	(4,289)	(187,976)	(19,167)
Discontinued operations
Loss from discontinued operations, net of tax	(518)	(1,779)	(518)	(3,409)
Gain on disposal of discontinued operations, net of tax	—	6,981	—	6,981
Income (loss) before cumulative effect of a change in accounting principle	(158,880)	913	(188,494)	(15,595)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(129,505)
Net income (loss)	$(158,880)	$913	$(188,494)	$(145,100)
Other comprehensive income (loss)	1,933	(1,498)	5,838	2,170
Comprehensive loss	$(156,947)	$(585)	$(182,656)	$(142,930)

See accompanying notes to consolidated financial statements.

National Equipment Services, Inc. and Subsidiaries

(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(188,494)	$(145,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,006	60,970
Goodwill impairment	138,115	—
Cumulative effect of a change in accounting principle, net of tax	—	129,505
Amortization of deferred finance costs and debt discount	5,035	3,059
Gain on sale of equipment	(5,620)	(6,213)
Gain on sale of discontinued operations	—	(6,981)
Changes in operating assets and liabilities
Trade accounts receivable	(8,131)	(26,669)
Inventory	1,600	(743)
Prepaid expenses and other assets	(8,967)	456
Trade accounts payable	(4,500)	9,024
Accrued expenses and other liabilities	13,536	(1,303)
Net cash flows (used in) provided by continuing operating activities	(420)	16,005
Net cash flows provided by discontinued operating activities	—	5,171
Net cash flows (used in) provided by operating activities	(420)	21,176

Cash flows from investing activities:
Proceeds received from the sale of discontinued operations	—	108,890
Purchases of rental equipment	(17,878)	(33,455)
Proceeds from sale of rental equipment	17,470	17,045
Purchases of property and equipment	(3,910)	(3,499)
Proceeds from sale of property and equipment	1,156	519
Net cash (used in) provided by investing activities	(3,162)	89,500

Cash flows from financing activities:
Proceeds from long-term debt	—	27,000
Payments on long-term debt	(1,025)	(136,346)
Increase (decrease) in book overdraft	9,115	(1,826)
Net cash provided by (used in) financing activities	8,090	(111,172)
Net increase (decrease) in cash and cash equivalents	4,508	(496)
Cash and cash equivalents at beginning of period	15,184	4,199
Cash and cash equivalents at end of period	$19,692	$3,703

Supplemental Cash Flow Information:
Cash paid for interest	$26,043	$33,542
Cash paid for income taxes	502	631

See accompanying notes to consolidated financial statements.

National Equipment Services, Inc. and Subsidiaries

(Debtor-in-Possession as of June 27, 2003)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)

1.  Organization

National Equipment Services, Inc. (the “Company”) is principally a holding company organized under the laws of Delaware. The Company conducts its operations through its wholly owned subsidiaries acquired or formed since the date of inception. The Company owns and operates equipment rental, sales and service facilities primarily located throughout the United States of America. The Company rents various types of equipment to a diverse customer base, including construction, automotive and other industrial users. The Company also sells new equipment and used equipment out of its rental fleet, sells related parts and provides other services. The nature of the Company’s business is such that short-term obligations are met typically by cash flow generated from long-term assets. Consequently, consistent with industry practice, the accompanying consolidated balance sheets are presented on an unclassified basis.

2. Bankruptcy; Subsequent Event

On June 27, 2003, the Company and its U.S. subsidiaries (collectively, the “Debtors”) filed for voluntary reorganization under Chapter 11 (the “Filing”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the Northern District of Illinois (“Bankruptcy Court”).  The Company’s subsidiary located in Canada, which represents less than 2% of total revenues and total assets was not included in the petition.   Due to the size of the Company’s Canadian subsidiary, the consolidated financial statements of the Company presented herein are essentially equivalent to the consolidated financial statements of the Debtors.  As of June 30, 2003, the Debtors were operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The initial joint plan of reorganization was filed on October 17, 2003.  On January 23, 2004, the Debtors filed a fourth amended joint plan of reorganization (the “Plan of Reorganization”), which received the requisite support from the creditors authorized to vote thereon.  The Plan of Reorganization was confirmed by the bankruptcy court on January 23, 2004, and the Company emerged from bankruptcy on February 11, 2004 (the “Effective Date”).

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

The Plan of Reorganization provides for the cancellation of all of the issued and outstanding shares of common stock, par value $0.01 per share, of the Company (the “Old Common Stock”), all of the issued and outstanding shares of preferred stock of the Company, and all other outstanding securities of the Company, including common stock options as of the Effective Date.

On the Effective Date, National Equipment Services, Inc. merged into NES Rentals, Inc.   NES Rentals, Inc. was the surviving company in the merger and was renamed National Equipment Services, Inc.  NES Rentals, Inc. is a subsidiary of both NES IT Services, Inc. and NES Real Estate Management, Inc., which are subsidiaries of the newly formed NES Rentals Holdings, Inc. (“NESR”), which is the successor to National Equipment Services, Inc.  NESR is the new public company parent of National Equipment Services, Inc.  NESR has 25,000 authorized shares of common stock, of which 21,400 will be issued (the “New Common Stock”).

In accordance with the Plan of Reorganization, (i) holders of general unsecured claims, including the holders of the Company’s Senior Subordinated Notes due 2004, Series B (the “Series B Notes”) and Senior Subordinated Notes due 2004, Series D (the “Series D Notes”), are to receive 97.5% (20,865 shares) of the New Common Stock of the Company, (ii) the holders of the Company’s preferred stock are to receive 2.0% (428 shares) of the New Common Stock of the Company, and (iii) the holders of the Company’s Old Common Stock are to receive 0.5% (107 shares) of the New Common Stock of the Company.

On the Effective Date, NESR entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility.  There are quarterly scheduled principal repayments on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.

As a result of the emergence from bankruptcy, the Company is to adopt fresh-start reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”).  SOP 90-7 requires the Company to allocate the reorganization value of the reorganized company to its assets and to state liabilities existing at the Plan of Reorganization confirmation date at present values of amounts to be paid determined at appropriate current interest rates.  For financial reporting purposes, the effective date of the emergence from bankruptcy is the close of business on January 31, 2004.  Accordingly, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting will be recorded in the Company’s consolidated financial statements prior to emergence.  As a result of the reorganization and the expected adoption of fresh-start reporting, the Company’s results of operations after January 31, 2004 will not be comparable to results reported in prior periods.

3.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting only of normal recurring adjustments, except as described in the following sentence, have been included.  The consolidated financial statements gave effect to the following adjustments that are not of a normal recurring nature: (a) the reclassification of liabilities subject to compromise described in Note 7 and (b) the impairment of goodwill described in Note 5.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The balance sheet at December 31, 2002 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

As noted in Note 2, no adjustments have been made to the consolidated financial statements to reflect the reorganization resulting from the Filing.  Results of operations for the interim periods are not necessarily indicative of the results that may be expected for a full year.  Due to the seasonality that impacts a significant portion of the Company’s locations, the second and third quarters are typically the most active quarters for the Company.

As all of the Company’s Old Common Stock was cancelled in accordance with the terms of the Plan of Reorganization, stock-based compensation, per share and share information for all periods presented on the consolidated statement of operations have been omitted as such information is deemed to be not meaningful.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company is unable to continue as a going concern.  The Company’s history of significant losses, the stockholders’ deficit, and the Filing discussed herein raise substantial doubt about the Company’s ability to continue as a going concern.  Continuing as a going concern is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations.

The consolidated financial statements have been prepared in accordance with  AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).  Under SOP 90-7, revenues and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business are to be reported in the consolidated statements of operations separately as reorganization expense.  Professional fees are expensed as incurred.  Interest expense is reported only to the extent that it will be paid during the bankruptcy or that it is probable that it will be an allowed claim.  The consolidated financial statements do not reflect the effect of any changes to the Company’s capital structure or in the Company’s business operations as the result of the Plan of Reorganization.

Hedging Instruments—Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative

Instruments and Hedging Activities”, and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as “SFAS No. 133”) require that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period as charges or credits to operations or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction.   The interest rate swap agreement expired on April 17, 2003.

Comprehensive Income—Included in other comprehensive income for the three-month period ending June 30, 2003 is a change in the fair value of a derivative instrument, totaling $1,257 of income and unrealized foreign currency translation gains totaling $676.

Reclassifications—Certain reclassifications of prior year financial statement amounts have been made to conform to current year reporting.

4.  Dispositions

On June 30, 2002, the Company sold its underground trench shoring business. The proceeds of $108,890 from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of this business are presented as discontinued operations.  Assets and liabilities associated with discontinued operations are not considered significant for separate disclosure in the periods presented herein.

5.  Intangible Assets

At December 31, 2002, the Company had $139,978 of goodwill and non-compete agreements related to acquisitions recorded on our balance sheet.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to annual impairment test on a reporting unit level. As a result of the Company’s bankruptcy filing on June 27, 2003 and the resulting reorganization, the Company determined that its remaining goodwill was fully impaired and recorded a non-cash impairment charge of approximately $138,115, which reflected the impairment of the remaining goodwill of the Company.

6.  Liabilities Not Subject to Compromise

Liabilities which are not subject to compromise consist of the following:

	June 30, 2003	December 31, 2002

Book overdraft	$9,605	$490
Accounts payable	—	28,965
Accrued interest	—	8,592
Other accrued expenses	41,673	51,715
Debt	2,420	763,276

	$53,698	$853,038

7.  Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following at June 30, 2003:

Accounts payable	$24,465
Accrued interest	19,929
Accrued expenses	6,299
Debt	760,229
$810,922

All amounts above may be subject to adjustment depending on further developments with respect to disputed claims, the completion of the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company’s records or other events.  Additional pre-petition claims may arise from the rejection of executory contracts or unexpired leases.

8.  Debt and Liquidity

In 1998, the Company entered into a credit facility with various financial institutions (as amended, the “Credit Facility”). This provided for a secured credit facility, including a term loan of $100,000 and a revolving credit facility loan of

$300,000. Proceeds from the Credit Facility were used to repay approximately $59,513 of indebtedness under the Company’s previous credit facility. During 1999, the Company amended its Credit Facility to increase the available borrowings from $400,000 up to a maximum amount of $750,000. In 2001, the Company amended its Credit Facility to decrease the maximum available borrowings to $650,000. In 2002, the Company amended its credit facility to decrease the maximum available borrowings to $550,000.

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

The Series B Notes and the Series D Notes contained a cross-default provision whereby the Company’s default on its Credit Facility resulted in a default on the Series B Notes and the Series D Notes.  In accordance with the Plan of Reorganization, the holders of the Company’s Series B Notes and Series D Notes are to receive 97.5% of the new common stock of the Company created upon emergence from bankruptcy.  The Company ceased accruing interest on the Series B and Series D Notes upon the Filing.

The Company is a holding company with no independent operations, and the Company’s assets (excluding the intercompany receivables and common stock of its subsidiaries) are insignificant. All of the Company’s subsidiaries make full, unconditional, joint and several guarantees of the Series B Notes and the Series D Notes, and all of these subsidiaries are directly or indirectly wholly-owned by the Company.  There are no restrictions on the Company’s ability to obtain funds from its subsidiaries by dividend or loan.

The separate financial statements of each of these wholly-owned subsidiaries are not presented as management believes that separate financial statements and other disclosures concerning these subsidiaries are not individually meaningful for presentation or material to investors. In addition, the Company has pledged the stock of each of its subsidiaries as further security for the Company’s obligations under the Credit Facility.

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

In connection with the Company’s emergence from bankruptcy on February 11, 2004, NESR entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility.  Proceeds under the New Credit Facility were used to repay the balance outstanding under the Credit Facility.  NESR has scheduled principal repayments quarterly on the term loan facilities through the May 15, 2007 maturity date of the New Credit Facility.  Scheduled principal payments are as follows:  $55,000 in 2004, $20,000 in 2005, $20,000 in 2006 and the balance of $369,000 is due upon expiration in 2007.  The average interest rate on the new credit facility is base rate plus 3% or LIBOR plus 4.25%.

The New Credit Facility contains certain covenants that require the Company to, among other things, satisfy certain financial tests relating to 1) adjusted EBITDA levels, 2) fixed charge coverage ratios, 3) debt leverage ratios and 4) capital expenditure levels.  The credit facility also contains various other covenants that restrict the Company’s ability to, among other things, 1) incur additional indebtedness, 2) permit liens to attach to its assets, 3) pay dividends or make other restricted payments on its common stock and certain other securities and 4) make acquisitions unless certain financial conditions are satisfied. The New Credit Facility is collateralized by substantially all of the Company’s assets.

9.  Segment information

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

The Company’s operations in Canada represent less than 2% of total revenues and total assets of the Company.  Due to the size of the Company’s Canadian operations, these operations are considered insignificant for separate geographical segment reporting.

The Company has no single customer that represents greater than 10% of the Company’s consolidated revenues. Identifiable assets are those used in the Company’s operations in each segment.  Intersegment revenues are not material.

The following table presents the information for the reporting segments for the quarters ended June 30:

	Traffic Safety	General Rental and Other	Discontinued Operations	Consolidated
2003:
Rental and service revenues	$27,957	$98,735		$126,692
New equipment sales	1,469	8,253		9,722
Rental equipment sales	56	9,069		9,125
Other revenues	417	4,635		5,052
Total revenues	29,899	120,692		150,591
Operating loss (a)	(36,385)	(102,434)		(138,819)
Net loss (a)	(36,277)	(122,085)	$(518)	(158,880)
Identifiable assets	72,885	618,767		691,652
Goodwill impairment	39,644	98,471		138,115
Depreciation and amortization	2,949	25,878		28,827
Capital expenditures	2,468	10,320		12,788
2002:
Rental and service revenues	$28,162	$104,186		$132,348
New equipment sales	1,965	9,668		11,633
Rental equipment sales	108	10,429		10,537
Other revenues	763	6,368		7,131
Total revenues	30,998	130,651		161,649
Operating income	4,910	8,011		12,921
Net income (loss)	3,261	(7,550)	$5,202	913
Identifiable assets	112,798	910,042	13,227	1,036,067
Depreciation and amortization	2,942	28,044		30,986
Capital expenditures	1,983	21,820		23,803

The following table presents the information for the reporting segments for the six month periods ended June 30:

	Traffic Safety	General Rental and Other	Discontinued Operations	Consolidated
2003:
Rental and service revenues	42,934	190,370		233,304
New equipment sales	1,928	16,584		18,512
Rental equipment sales	74	17,396		17,470
Other revenues	1,168	9,755		10,923
Total revenues	46,104	234,105		280,209
Operating loss (a)	(39,590)	(106,318)		(145,908)
Net loss (a)	(39,455)	(148,521)	(518)	(188,494)
Identifiable assets	72,885	618,767		691,652
Goodwill impairment	39,644	98,471		138,115
Depreciation and amortization	5,983	51,023		57,006
Capital expenditures	3,869	17,919		21,788
2002:
Rental and service revenues	41,315	206,793		248,108
New equipment sales	3,065	18,030		21,095
Rental equipment sales	125	16,920		17,045
Other revenues	978	12,873		13,851
Total revenues	45,483	254,616		300,099
Operating income	1,143	13,138		14,281
Net loss (b)	(2,099)	(146,573)	3,572	(145,100)
Identifiable assets	112,798	910,042	13,227	1,036,067
Depreciation and amortization	5,912	55,059		60,971
Capital expenditures	2,763	34,191		36,954

(a)          Operating loss and net loss for Traffic Safety and for General Rental and Other operations include goodwill impairment charges of $39,644 and $98,471, respectively.

(b)         Net loss for the General Rental and other segment includes a goodwill impairment charge of $129,505 recorded as the cumulative effect of a change in accounting principle as a result of the initial adoption of SFAS No. 142.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year-ended December 31, 2002 as filed with the Securities and Exchange Commission and other information included herein.  All dollar amounts are in thousands.

General

The Company was founded in June 1996 to acquire and integrate businesses that focus on the rental of general and specialty equipment to industrial and construction end-users. Since inception, the Company acquired 42 businesses in separate transactions. All acquisitions were accounted for using the purchase method of accounting. The results of operations of the businesses acquired are included in the Company’s financial statements only from their respective dates of acquisition.

The Company derives its revenues from four sources: 1) equipment rental and service, 2) new equipment sales, 3) rental equipment sales and 4) sales of complementary parts and merchandise. The Company’s primary source of revenue is the rental and service of equipment to industrial and construction end-users. The growth of rental revenues depends on several factors, including demand for rental equipment, the amount and quality of equipment available for rent, rental rates and general economic conditions. Revenues generated from the sale of new equipment are affected by price and general economic conditions. Revenues generated from the sale of used rental equipment are affected by price, general economic conditions and the Company’s fleet management program. Revenues from the sale of complementary parts and services are primarily affected by equipment rental and sales volume.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which requires our management to make estimates and general assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 3 to our consolidated financial statements, as presented in our Annual Report on Form 10-K for the year ended December 31, 2002. Of these accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Application of SOP 90-7

The consolidated financial statements have been prepared in accordance with SOP 90-7.  Under SOP 90-7, revenues and expenses, realized gains and losses and provisions for losses resulting from the reorganization of the business are to be reported in the consolidated statements of operations separately as reorganization items.  Professional fees are expensed as incurred.  Interest expense is reported only to the extent that it will be paid during the bankruptcy or that it is probable that it will be an allowed claim.  The application of SOP 90-7 also requires that the Company estimate the expected amount of allowed claims with respect to pre-petition liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.”

Allowance for Doubtful Accounts

At June 30, 2003, we had an allowance for doubtful accounts totaling $4,764, which we have established in the event that we are unable to collect certain receivables. This allowance represents our estimate of the total receivables recorded as of June 30, 2003 that we will be unable to collect. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables, and therefore, cause us to change our allowance estimate.

Useful Lives of Rental Equipment and Property and Equipment

At June 30, 2003, we had $450,176 of net rental equipment and $40,675 of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight-line method over two to fifteen years. Property and equipment is depreciated over three to thirty years, depending on the type of asset. Our depreciable lives are based on our estimates of the useful lives of the respective assets over which they will generate revenues. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in us having to recognize an increase to or decrease in depreciation expense.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we test long-lived assets or asset groups for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group.  If this comparison indicates that an impairment exists, the amount of the impairment is measured by comparing the carrying value to the fair market value of the asset.  Fair market value is typically based on the discounted expected future cash flows.  The discount rate applied to these cash flows is based on our weighted-average cost of capital, which represents the blended after-tax costs of debt and equity.

Impairment of Goodwill

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” issued by the Financial Accounting Standards Board (FASB).  Under this standard, goodwill is no longer amortized but is subject to annual impairment tests on a reporting unit level.  We completed our initial impairment analysis in the second quarter of 2002 and recorded a non-cash impairment charge of approximately $155,102 ($129,505, net of tax benefit), as a cumulative effect of a change in accounting principle retroactive to January 1, 2002, on the consolidated statement of operations and comprehensive loss.  We completed a subsequent analysis at the end of 2002 and did not identify any goodwill impairment.  In the most recent analysis performed as of June 30, 2003, we recorded a non-cash impairment charge of approximately $138,115, which reflects the impairment of the remaining goodwill of the Company.

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

Valuation Allowance on Net Deferred Tax Assets

At June 30, 2003, we provided a full valuation allowance on our net deferred tax assets.  Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carryforwards expire.  We must assess the likelihood that our net deferred tax assets will be recovered in the future.  Because we believe that recovery is not likely, we have established a full valuation allowance.

Results of Operations

The following table shows information derived from the Company’s historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Rental and service revenues	84.1%	81.9%	83.3%	82.7%
New equipment sales	6.5	7.2	6.6	7.0
Rental equipment sales	6.1	6.5	6.2	5.7
Other revenues	3.3	4.4	3.9	4.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	74.9	70.4	75.9	72.4
Gross margin	25.1	29.6	24.1	27.6
Selling, general and administrative expenses	24.5	20.1	25.7	21.2
Goodwill impairment	91.7	—	49.3	—
Non-rental depreciation and amortization	1.0	1.5	1.2	1.6
Operating income (loss)	(92.1)	8.0	(52.1)	4.8
Other income, net	0.2	0.2	0.1	0.2
Interest expense, net	13.2	10.9	15.2	11.4
Loss before income taxes	(105.1)	(2.7)	(67.2)	(6.4)
Income tax expense	—	—	—	—
Loss from continuing operations	(105.1)	(2.7)	(67.2)	(6.4)
Loss from discontinued operations, net of tax	(0.3)	(1.1)	(0.2)	(1.1)
Gain on disposal of discontinued operations, net of tax	—	4.3	—	2.3
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(43.2)
Net income (loss)	(105.4)%	0.5%	(67.4)%	(48.4)%

The Company’s financial performance has been negatively affected over the last two years due to lower activity levels in the economy, a slowdown in non-residential construction, competitive pricing pressure due to over-capacity of rental equipment in the industry and lower demand.  Additionally, the Company’s Filing on June 27, 2003 has generated concern among the Company’s customers and vendors and disrupted business for a period of time.

The resulting decrease in earnings negatively impacted the Company’s cash flows from operations during this period, limiting the Company’s ability to invest in its rental fleet.  Management initiated several actions in response to these circumstances, including actions to reduce its operating expenses through personnel reductions and consolidation of branch and support operations, as well as asset sales to reduce its debt.  Although these actions reduced debt levels by more than $100,000 in 2002 and 2003, the Company’s liquidity has remained strained.

Over the last two years, the Company closed and consolidated branch locations and centralized administrative functions in an effort to reduce costs.  For several months leading to the bankruptcy filing in June 2003, the Company entered into a series of discussions with its debt and equity holders to evaluate various restructuring alternatives.  It was determined that it was in the best interest of the Company’s creditors and other constituents to seek protection through voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code.  As a result of defaults under its credit facilities, the Company has operated with limited capital resources due to its inability to borrow under its senior credit facility.

Three and Six Months Ended June 30, 2003, Compared with the Three and Six Months Ended June 30, 2002

Revenues

Total revenues decreased to $150,591 for the three months ended June 30, 2003 from $161,649 for the three months ended

June 30, 2002.  Revenues were down in all major categories in the current quarter as compared to the same period in the previous year.  Rental and service revenues declined to $126,692 for the three months ended June 30, 2003 from $132,348 for the same period in 2002.  This decrease is primarily the result of continued pressure on rental rates, brought about by the continued slowness in the economy.  New equipment sales of $9,722 were down $1,911 from the prior year, and rental equipment sales of $9,125 were down $1,412 or 13% from 2002 levels.

The majority of the decline in revenues year-over-year is due to declines within the General Rental segment.  Total revenues within this segment decreased to $120,692 for the three months ended June 30, 2003 from $130,651 for the three months ended June 30, 2002.  Rental and service revenues decreased $5,451, and volume in all other revenue categories declined as well.  Total revenues within the Company’s Traffic Safety operations declined only slightly to $29,899 for the second quarter of 2003, as compared to $30,998 during the same period in 2002.

Similarly, total revenues for the six months ended June 30, 2003 were $280,209, down $19,890 or 7% as compared to the same period in 2002.  Rental revenues comprise $14,804 of this shortfall, as rates continue to trend downward.  Revenues are also down year-over-year for new equipment sales and other revenues.  Rental equipment sales were up slightly from 2002, primarily as the result of an auction in which the Company participated in February.   The current year declines resulted primarily from the Company’s General Rental operations, as 2003 revenue levels within the Traffic Safety segment are consistent with those of 2002.

Gross Profit

Gross profit decreased to $37,734 for the three months ended June 30, 2003 from $47,793 for the three months ended June 30, 2002. Gross margins decreased to 25% from 30%.  Profitability was down in both of the Company’s operating segments, as gross margins on rental and service revenues declined to 49% for the current quarter as compared to 53% during the same quarter in 2002.  Within the General Rental and Other operations, gross profit decreased to $30,340 for the three months ended June 30, 2003 from $38,535 for the three months ended June 30, 2002.  The decrease is a result of the continuing pressure on rental rates described above. Gross profit within the Traffic Safety operations decreased to $7,394 for the three months ended June 30, 2003 from $9,258 for the three months ended June 30, 2002.  Decreased state funding of highway and road construction projects resulted in more competitive bidding for fewer projects.

Year-to-date, gross profit of $67,651 is down 18% from the $82,817 recognized during the first six months of 2002.  Gross profit within the General Rental segment declined 18% to $59,695, while gross profit within the Traffic Safety operations declined 19% to $7,956.  Overall, gross margins declined to 24% for the six months ended June 30, 2003, as compared to 28% for the six months ended June 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $36,919 for the three months ended June 30, 2003 from $32,425 for the three months ended June 30, 2002.  Selling, general and administrative expenses for the General Rental and Other operations were $33,116 for the three months ended June 30, 2003, up slightly from the $28,139 recognized for the three months ended June 30, 2002 due to increases in consulting and professional fees related to bankruptcy filing.  Selling, general and administrative expenses for the Traffic Safety operations have declined to $3,803 for the three months ended June 30, 2003 from $4,286 for the three months ended June 30, 2002.  These decreases are the result of various cost-savings initiatives implemented during 2002 within the Traffic Safety operations.  For the six months ended June 30, 2003, selling, general and administrative expenses increased to $71,992 as compared to $63,650 for the same period in 2002.

Goodwill Impairment

As a result of the Company’s bankruptcy filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003.  Based on the results of this analysis, the Company recorded a non-cash impairment charge of $138,115 during the second quarter of the year, which reflected the impairment of the remaining goodwill of the Company.

Non-rental Depreciation and Amortization

Non-rental depreciation and amortization declined slightly to $1,519 for the second quarter of 2003 as compared to $2,447 for the same period in 2002.  This decline is primarily due to the expiration of a portion of the Company’s non-compete agreements.  For the six months ended June 30, 2003, non-rental depreciation and amortization was down $1,434 to $3,452.

Interest Expense, Net

Interest expense, net, increased to $19,820 for the three months ended June 30, 2003 from $17,543 for the three months ended June 30, 2002.  The increase in the current quarter is the result of higher interest rates on the Company’s senior debt as a result of the default in the credit facility and resulting forbearance agreements.  Year-to-date, net interest expense is up similarly.

Loss from Discontinued Operations

On June 30, 2002, the Company sold its underground trench shoring business. The proceeds from the sale were used to repay existing indebtedness under the Credit Facility. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of this business are presented as discontinued operations.

Cumulative Effect of a Change in Accounting Principle

The cumulative effect of a change in accounting principle reflects the charge recognized in conjunction with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

Liquidity, Financial Condition and Capital Resources

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company is unable to continue as a going concern.  The Company’s history of significant losses, the stockholders’ deficit, and the Chapter 11 bankruptcy filing discussed herein raise substantial doubt about the Company’s ability to continue as a going concern.  Continuing as a going concern is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Company’s obligations.  The Company is presently considering a variety of alternatives to provide other sources of cash flow outside of ordinary operations.  These alternatives include refinancing, fleet sales and other asset dispositions.

The consolidated financial statements do not reflect the effect of any changes to the Company’s capital structure or in the Company’s business operations as the result of the Plan of Reorganization.

The Company’s primary capital requirements are for purchasing new rental equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $17,878 and $33,455 in the first six months of 2003 and 2002, respectively. The Company’s principal sources of cash are cash generated from operations and borrowings available under its credit facility.  In the last two years, however, as a result of the Company’s financial position, the Company has had limited capital available for capital expenditures due to more immediate funding requirements associated with debt service, insurance bonds and performance deposits.

For the six months ended June 30, 2003 and 2002, the Company’s net cash (used in) provided by operations was $(420) and $20,976, respectively.  For the six months ended June 30, 2003 and 2002, the Company’s net cash (used in) provided by investing activities was $(3,162) and $89,500, respectively. Net cash used in investing activities consists primarily of purchases of rental equipment and property and equipment. In 2002, this includes the proceeds from the sale of the trench shoring business.  For the six months ended June 30, 2003 and 2002, the Company’s net cash provided by (used in) financing activities was $8,090 and $(110,972), respectively. Net cash used in financing activities consists primarily of repayments under the Company’s credit facility.  In 2002, the proceeds from the sale of the trench shoring business were used to repay existing indebtedness under the credit facility.

During 1997, the Company issued $100,000 of Senior Subordinated Notes due 2004 (the “Series A Notes”) at a discount netting proceeds of $99,000. During 1998, the Company completed its exchange of $100,000 of Senior Subordinated Notes due 2004, Series B (the “Series B Notes”), which were registered for public trading, for the Series A Notes. Also during 1998, the Company issued $125,000 of Senior Subordinated Notes due 2004, Series C (the “Series C Notes”) at a discount netting proceeds of $122,000. During 1999, the Company issued $50,000 of additional Series C Notes, at a discount netting proceeds of $49,000. Later during 1999, the Company completed its exchange of $175,000 of Senior Subordinated Notes due 2004, Series D (the “Series D Notes”), which were registered for public trading, for the Series C Notes.  In accordance with the Plan of Reorganization, the holders of the Company’s Series B Notes and Series D Notes received 97.5% of the New Common Stock of the Company.

New Credit Facility

In connection with the Company’s emergence from Chapter 11 on February 11, 2004, the Company entered into a new senior secured credit facility (the “New Credit Facility”).  The New Credit Facility consists of $285,000 of term loan facilities and a $205,000 revolving credit facility, subject to availability based on certain financial tests that include a borrowing base.  As of February 11, 2004, the Company had $464,000 outstanding under the New Credit Facility, and $26,000 of additional availability on the revolving credit facility.  The borrowing base is determined by the Company’s eligible inventory, accounts receivable and rental equipment and is recomputed monthly.  In the event that the book value of the Company’s inventory or accounts receivable or the appraised value of the Company’s rental equipment declines without a corresponding increase in one of the other categories, the available borrowing base will be temporarily reduced accordingly.

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

Factors That May Influence Future Results

Filing

The Company’s Filing on June 27, 2003 generated concern among the Company’s customers and suppliers and disrupted business for a period of time during 2003.  Disclosure of the terms of the Company’s Plan of Reorganization to employees, customers and vendors, as well as the subsequent emergence from bankruptcy protection in February 2004, have reduced the distractions caused by the Filing.  However, the ultimate impact of the Filing on future results is not known.

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

Seasonality

The Company’s revenues and operating results fluctuate significantly from quarter to quarter due to the seasonal nature of the markets in which the Company operates.  The Company’s presence both in the traffic safety and control industry and in the general rental market in the Northeast and Midwest are both highly seasonal in nature, with activity tending to be lower in the winter.

Indebtedness

The Company’s substantial indebtedness could adversely affect the Company’s operations in the future in one or more of the following ways:

•                                          Significant cash required for debt service could limit the Company’s ability to invest in its rental fleet and grow operations,

•                                          Increases in interest rates could result in increased interest expense and increased cash for debt service,

•                                          The Company’s ability to obtain additional financing could be limited as essentially all of the assets of the Company secure the existing indebtedness and

•                                          Failure to comply with covenants associated with the existing indebtedness could result in the creditors’ ability to require repayment of outstanding indebtedness thereunder.

Competition

The equipment rental Industry is highly fragmented and competitive.  Numerous competitors serve many of the markets in which the Company operates.  These competitors range from national and multi-regional operators to small, independent businesses with a limited number of locations.  Management believes that participants in the equipment rental industry compete on the basis of availability and quality of equipment, service, delivery time and price.  Recent economic pressures have reduced market demand and forced industry participants to lower rental rates, adversely impacting the Company’s results of operations.  The future impact of potential continued economic declines is unknown.

Legal Proceedings

From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business.  Although the Company does not believe that an adverse ruling in any of these proceedings would have a material adverse impact on the Company’s results of operations, the Company’s ultimate legal and financial liability resulting from any of these proceedings cannot be estimated with certainty.

Environmental

The Company’s facilities are subject to federal, state and local environmental requirements relating to discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by hazardous substances.  Based on environmental assessments conducted in connection with the Company’s acquisitions, the Company believes that its facilities are in substantial compliance with environmental requirements, and that the Company has no material liabilities arising under environmental requirements.  However, some risk of environmental liability is inherent in the nature of the Company’s business, and in the future the Company may incur material costs to meet current or more stringent compliance, cleanup or other obligations under environmental laws.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability and the accretion of any related fees be classified as interest expense rather than as a charge to retained earnings.  The Company will adopt SFAS No. 150 on July 1, 2003, and as a result the Company will reclassify $97,046 of senior redeemable preferred stock to liabilities. SFAS No. 150 does not permit the reclassification of the senior redeemable preferred stock to liabilities in financial statements prior to the effective date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The New Credit Facility consists of $285 million of term loan facilities and a $205 million revolving credit facility, subject to availability based on certain financial tests that include a borrowing base.  Borrowings under the credit facility bear interest, at the Company’s option, at a specified base rate or LIBOR rate plus the applicable borrowing margin. At February 11, 2004, the Company had total borrowings under the credit facility of $462 million. Each 100 basis point increase in interest rates on the variable rate debt would decrease pretax earnings by approximately $4.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - After evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of June 30, 2003 (the “Evaluation Date”), the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in internal controls – The Company has taken steps to strengthen its control and operating environment, information systems and procedures, including:  the establishment of Company wide policies, procedures and internal control standards; the establishment of an internal audit function; the integration and consolidation of information systems into comprehensive operating and financial reporting systems and the establishment of a shared serviced center.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the Company’s announcement in April 2002 that it was restating its prior period financial statements through the filing of its 2002 Annual Report on Form 10-K, the Company received a notice of inquiry from the SEC relating to the Company’s restated financial statements.  Following a review of the Company’s response to the notice of inquiry, the SEC commenced an informal investigation into this matter.  The informal investigation included the production of relevant documents and the taking of testimony from certain current and former Company employees.  The Company was informed that the SEC also commenced an investigation with respect to three individuals (two former NES employees no longer associated with the Company and one current NES employee).

On April 10, 2003, the Company was informed by the staff of the SEC, through receipt of a “Wells Notice,” that the SEC intended to recommend that the Commission institute a cease-and-desist proceeding against the Company, alleging that NES violated Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rules 12b-20, 13a-1, and 13a-13 thereunder.  Prior to and during the investigation, the Company had voluntarily upgraded and reinforced significant portions of its financial controls functions.  The Company fully cooperated with the Commission throughout the investigation.

In August 2003, the Company offered to settle the SEC investigation (the “Offer”) by agreeing to certain reporting violations of the Exchange Act and by agreeing to consent to the entry of an administrative Cease-and-Desist Order (the “Order”).  While the Commission has not indicated at this time that it intends to seek a civil monetary penalty against the Company, the Commission has the statutory authority to seek a civil penalty of up to $500,000 for each violation of the Exchange Act committed by the Company.  As of the date hereof, the SEC has not taken any formal action on the Offer or the Order.  The Company is continuing its efforts to resolve this matter with the SEC.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 8 of the Notes to Consolidated Financial Statements for a discussion of certain defaults under the Company’s Senior Credit Facility and Senior Subordinated Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company held its annual meeting of stockholders on May 29, 2003.

(b)                                 Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees for directors as listed in the definitive proxy statement of the Company dated as of April 14, 2003, and all of such nominees were elected.

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

(i)                                     Election of directors of the Company.

All proxy nominees for directors as listed in the proxy statement were elected to serve three-year terms with the following vote:

Nominee	For	Against	Abstain
Daniel Timm	18,934,901	—	40,759

(ii)                                  Ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the fiscal year ending December 31, 2003.

The appointment of PricewaterhouseCoopers LLP was ratified with the following vote:

For	Against	Abstain
18,938,421	33,950	3,289

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

See Index of Exhibits on page 20.  The Company filed a Current Report on Form 8-K dated May 28, 2003 to report the extension of the forbearance period as provided for in the Third Forbearance Agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 8, 2004.

National Equipment Services, Inc.

	By:	/s/ Michael D. Milligan
Michael D. Milligan
Chief Financial Officer

Form 10-Q: For the quarter ended June 30, 2003.

INDEX OF EXHIBITS

Exhibit Number	Description of Document

11.1

Statement re Computation of Per Share Earnings. Not required because per share earnings (loss) information has not been presented in the Consolidated Financial Statements due to the cancellation of the previously outstanding common stock.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002