Form 10-Q
period 2003-09-30
NATIONAL EQUIPMENT SERVICES INC
filed 2004-04-08
CIK 1051381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 21,151,163 shares of Common Stock ($.01 par value) outstanding as of November 14, 2003.

Explanatory Note

National Equipment Services, Inc. (“NES”) is filing this Quarterly Report on Form 10-Q for the period ended September 30, 2003.  NES and its domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code on June 27, 2003.  At the time of filing for bankruptcy protection, NES owed a substantial amount to its independent auditors at the time, PricewaterhouseCoopers LLP (“PwC”).  As a result, PwC did not perform the limited review of the quarterly financial statements included in this Report as required by Rule 10-01(d) of Regulation S-X under the U.S. securities laws.  On November 12, 2003, NES notified PwC of its intent to replace them as independent auditor.  NES subsequently retained KPMG LLP as its independent auditor.  Except as specifically noted herein, this Form 10-Q does not contain updates to reflect any events occurring after September 30, 2003, which was the end of the period covered by this Form 10-Q.  Please see the discussion in Note 2 for information about emergence from bankruptcy protection on February 11, 2004.  All information contained in this Form 10-Q is subject to updating and supplementing as provided in the reports filed with the Securities and Exchange Commission for periods subsequent to the end of the original period for this Form 10-Q.

NATIONAL EQUIPMENT SERVICES, INC. and Subsidiaries

(Debtor-in-Possession as of June 27, 2003)

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended

September 30, 2003

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

National Equipment Services, Inc. and Subsidiaries

(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)

Assets
Cash and cash equivalents	$37,205	$15,184
Trade accounts receivable, net of allowance for doubtful accounts of $5,795 and $5,477, respectively	134,854	123,094
Inventory, net	15,590	18,186
Loan origination costs, net	2,097	6,791
Prepaid expenses and other assets	31,580	20,811
Rental equipment, net	428,225	492,775
Property and equipment, net	39,309	45,803
Intangible assets, net	1,186	139,978
Total assets	$690,046	$862,622

Liabilities
Liabilities not subject to compromise
Book overdraft	$9,601	$490
Trade accounts payable	4,911	28,965
Accrued interest	—	8,592
Accrued expenses and other liabilities	40,254	51,715
Debt	2,335	763,276
Liabilities subject to compromise	904,378	—
Total liabilities	961,479	853,038
Commitments and contingencies	—	—
Senior mandatorily redeemable convertible preferred stock	—	96,796
Stockholders’ deficit:
Common stock, $0.01 par, 100,000 shares authorized; 24,170 shares issued, 21,151 shares outstanding	241	241
Additional paid-in capital	123,887	123,887
Accumulated deficit	(377,804)	(187,589)
Stock subscriptions receivable	—	(80)
Treasury stock at cost, 3,019 shares	(19,062)	(19,062)
Accumulated other comprehensive income (loss)	1,305	(4,609)
Total stockholders’ deficit	(271,433)	(87,212)
Total liabilities and stockholders’ deficit	$690,046	$862,622

See accompanying notes to consolidated financial statements.

National Equipment Services, Inc. and Subsidiaries

(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues
Rental and service revenues	$131,880	$139,587	$365,185	$387,696
New equipment sales	8,146	11,062	26,658	32,157
Rental equipment sales	7,452	13,760	24,921	30,804
Other revenues	5,244	7,043	16,168	20,894
Total revenues	152,722	171,452	432,932	471,551
Cost of revenues
Cost of rental and service revenues	64,080	68,282	184,065	188,142
Rental equipment depreciation	26,206	29,576	79,761	85,661
Cost of new equipment sales	6,570	9,519	22,451	26,157
Cost of rental equipment sales	6,293	11,997	18,308	23,002
Other operating expenses	5,319	7,253	16,443	20,948
Total cost of revenues	108,468	126,627	321,028	343,910

Gross profit	44,254	44,825	111,904	127,641
Selling, general and administrative expenses	32,777	34,701	104,769	98,351
Reorganization expenses	2,644	—	2,644	—
Goodwill impairment	—	—	138,115	—
Non-rental depreciation and amortization	1,515	2,286	4,967	7,172
Operating income (loss)	7,318	7,838	(138,591)	22,118
Other income, net	118	252	517	1,032
Interest expense, net (contractual interest 2003 - $15,901 and $58,368)	9,026	17,631	51,493	51,858
Loss from continuing operations before income taxes	(1,590)	(9,541)	(189,567)	(28,708)
Income tax expense	—	—	—	—
Loss from continuing operations	(1,590)	(9,541)	(189,567)	(28,708)
Discontinued operations
Loss from discontinued operations, net of tax	—	—	(518)	(3,409)
Gain on disposal of discontinued operations, net of tax	—	—	—	6,981
Loss before cumulative effect of a change in accounting principle	(1,590)	(9,541)	(190,085)	(25,136)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(129,505)
Net loss	$(1,590)	$(9,541)	$(190,085)	$(154,641)
Other comprehensive income	57	1,499	5,895	3,669
Comprehensive loss	$(1,533)	$(8,042)	$(184,190)	$(150,972)

See accompanying notes to consolidated financial statements.

National Equipment Services, Inc. and Subsidiaries

(Debtor-in-Possession as of June 27, 2003)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(190,085)	$(154,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,728	92,832
Goodwill impairment	138,115	—
Cumulative effect of a change in accounting principle, net of tax	—	129,505
Amortization of deferred finance costs and debt discount	5,891	4,310
Gain on sale of equipment	(6,845)	(8,167)
Gain on sale of discontinued operations	—	(6,981)
Changes in operating assets and liabilities
Trade accounts receivable	(11,760)	(29,155)
Inventory	2,596	1,026
Prepaid expenses and other assets	(11,922)	(24)
Trade accounts payable	1,086	5,845
Accrued expenses and other liabilities	9,383	(3,123)
Net cash flows provided by continuing operating activities	21,187	31,427
Net cash flows provided by discontinued operating activities	181	5,791
Net cash flows provided by operating activities	21,368	37,218

Cash flows from investing activities:
Proceeds received from the sale of discontinued operations	—	108,890
Purchases of rental equipment	(26,103)	(58,778)
Proceeds from sale of rental equipment	24,921	30,804
Purchases of property and equipment	(6,387)	(6,150)
Proceeds from sale of property and equipment	1,411	1,361
Net cash flows (used in) provided by investing activities	(6,158)	76,127

Cash flows from financing activities:
Proceeds from long-term debt	—	37,000
Payments on long-term debt	(1,700)	(143,942)
Payments of loan origination costs	(600)	—
Increase (decrease) in book overdraft	9,111	(5,234)
Net cash provided by (used in) financing activities	6,811	(112,176)
Net increase in cash and cash equivalents	22,021	1,169
Cash and cash equivalents at beginning of period	15,184	4,199
Cash and cash equivalents at end of period	$37,205	$5,368

Supplemental Cash Flow Information:
Cash paid for interest	$37,903	$44,159
Cash paid for income taxes	884	876

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

2.  Bankruptcy; Subsequent Event

On June 27, 2003, the Company and its U.S. subsidiaries (collectively, the “Debtors”) filed for voluntary reorganization under Chapter 11 (the “Filing”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the Northern District of Illinois (“Bankruptcy Court”).  The Company’s subsidiary located in Canada, which represents less than 2% of total revenues and total assets was not included in the petition.  Due to the size of the Company’s Canadian subsidiary, the consolidated financial statements of the Company presented herein are essentially equivalent to the consolidated financial statements of the Debtors.  As of September 30, 2003, the Debtors were operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

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

Comprehensive Income—An unrealized foreign currency translation gain is included in other comprehensive income for the three-month period ending September 30, 2003.

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

5.  Intangible Assets

At December 31, 2002, the Company had $139,978 of goodwill and non-compete agreements related to acquisitions recorded on our balance sheet.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to annual impairment test on a reporting unit level. As a result of the Company’s bankruptcy filing on June 27, 2003 and the resulting reorganization, the Company determined that its remaining goodwill was fully impaired and recorded a non-cash impairment charge of approximately $138,115 during the second quarter of the year, which reflected the impairment of the remaining goodwill of the Company.

6.  Liabilities Not Subject to Compromise

Liabilities which are not subject to compromise consist of the following:

	September 30, 2003	December 31, 2002

Book overdraft	$9,601	$490
Accounts payable	4,911	28,965
Accrued interest	—	8,592
Other accrued expenses	40,254	51,715
Debt	2,335	763,276
	$57,101	$853,038

7.  Liabilities Subject to Compromise

Liabilities subject to compromise consist of the following at September 30, 2003:

Accounts payable	$25,140
Accrued interest	16,136
Accrued expenses	6,299
Debt	759,757
Senior mandatorily redeemable preferred stock	97,046
$904,378

All amounts above may be subject to adjustment depending on further developments with respect to disputed claims, the completion of the reconciliation of claims filed with the Bankruptcy Court to amounts included in the Company’s records or other events.  Additional pre-petition claims may arise from the rejection of executory contracts or unexpired leases.

As a result of the bankruptcy filing, no principal or interest payments may be made on the Company’s Series B Notes and Series D Notes.  As a result, interest on the Series B Notes and the Series D Notes has not been accrued or recorded after June 27, 2003.  Contractual interest expense not accrued or recorded totaled $6,875 for the nine months ended September 30, 2003.

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

The Series B Notes and the Series D Notes contained a cross-default provision whereby the Company’s default on its Credit Facility resulted in a default on the Series B Notes and the Series D Notes.  In accordance with the Plan of Reorganization, the holders of the Company’s Series B Notes and Series D Notes are to receive 97.5% of the new common stock of the Company created upon emergence from bankruptcy.  The Company ceased accruing interest on the Series B Notes and the Series D Notes upon the Filing.

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

9.  Reorganization Expenses

Expenses incurred as a result of the bankruptcy filing have been segregated from normal operations and are disclosed separately.  These expenses consist primarily of professional fees incurred for financial advisors, legal counsel and consultants subsequent to the Filing.  These professional fees were cash charges.

10.  Segment information

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

The following table presents the information for the reporting segments for the quarters ended September 30:

	Traffic Safety	General Rental and Other	Discontinued Operations	Consolidated
2003:
Rental and service revenues	$28,432	$103,448		$131,880
New equipment sales	537	7,609		8,146
Rental equipment sales	19	7,433		7,452
Other revenues	1,461	3,783		5,244
Total revenues	30,449	122,273		152,722
Operating income	4,431	2,887		7,318
Net income (loss)	4,446	(6,036)		(1,590)
Identifiable assets	75,030	615,016		690,046
Depreciation and amortization	2,859	24,862		27,721
Capital expenditures	4,666	6,036		10,702
2002:
Rental and service revenues	$31,533	$108,054		$139,587
New equipment sales	1,812	9,250		11,062
Rental equipment sales	113	13,647		13,760
Other revenues	977	6,066		7,043
Total revenues	34,435	137,017		171,452
Operating income	5,328	2,510		7,838
Net income (loss)	3,533	(13,074)		(9,541)
Identifiable assets	112,580	786,265	3,856	902,701
Depreciation and amortization	2,889	28,973		31,862
Capital expenditures	1,593	26,381		27,974

The following table presents the information for the reporting segments for the nine month periods ended September 30:

	Traffic Safety	General Rental and Other	Discontinued Operations	Consolidated
2003:
Rental and service revenues	71,367	293,818		365,185
New equipment sales	2,464	24,194		26,658
Rental equipment sales	93	24,828		24,921
Other revenues	2,629	13,539		16,168
Total revenues	76,553	356,379		432,932
Operating loss (a)	(35,159)	(103,432)		(138,591)
Net loss (a)	(35,009)	(154,558)	(518)	(190,085)
Identifiable assets	75,030	615,016		690,046
Goodwill impairment	39,644	98,471		138,115
Depreciation and amortization	8,842	75,886		84,728
Capital expenditures	6,067	26,423		32,490
2002:
Rental and service revenues	72,848	314,848		387,696
New equipment sales	4,877	27,280		32,157
Rental equipment sales	239	30,565		30,804
Other revenues	1,955	18,939		20,894
Total revenues	79,919	391,632		471,551
Operating income	6,471	15,647		22,118
Net income (loss) (b)	1,435	(159,648)	3,572	(154,641)
Identifiable assets	112,580	786,265	3,856	902,701
Depreciation and amortization	8,801	84,032		92,833
Capital expenditures	4,356	60,572		64,928

(a)  Operating loss and net loss for Traffic Safety and General Rental and Other segments include goodwill impairment charges of $39,644 and $98,471, respectively.

(b)  Net income (loss) for the General Rental and Other segment includes a goodwill impairment charge of $129,505 recorded as the cumulative effect of a change in accounting principle as a result of the initial adoption of SFAS No. 142.

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

Allowance for Doubtful Accounts

At September 30, 2003, we had an allowance for doubtful accounts totaling $5,795, which we have established in the event that we are unable to collect certain receivables. This allowance represents our estimate of the total receivables recorded as of September 30, 2003 that we will be unable to collect. Future general events, such as changes in the economy, and specific events, such as changes in the economic condition of our customers, could significantly impact our ability to collect on these receivables, and therefore, cause us to change our allowance estimate.

Useful Lives of Rental Equipment and Property and Equipment

At September 30, 2003, we had $428,225 of net rental equipment and $39,309 of net property and equipment recorded on our balance sheet. Rental equipment is depreciated using the straight﷓line method over two to fifteen years. Property and equipment is depreciated over three to thirty years, depending on the type of asset. Our depreciable lives are based on our estimates of the useful lives of the respective assets over which they will generate revenues. These estimates may require adjustment based on changing circumstances in the marketplace. Changes to these estimates could result in us having to recognize an increase to or decrease in depreciation expense.

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

Valuation Allowance on Net Deferred Tax Assets

At September 30, 2003, we provided a full valuation allowance on our net deferred tax assets.  Realization of net deferred income tax assets is dependent upon generating sufficient future taxable income in the periods in which the underlying temporary differences reverse, or prior to the dates that net operating loss carryforwards expire.  We must assess the likelihood that our net deferred tax assets will be recovered in the future.  Because we believe that recovery is not likely, we have established a full valuation allowance.

Results of Operations

The following table shows information derived from the Company’s historical consolidated statements of operations as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Rental and service revenues	86.4%	81.4%	84.3%	82.2%
New equipment sales	5.3	6.5	6.2	6.8
Rental equipment sales	4.9	8.0	5.8	6.5
Other revenues	3.4	4.1	3.7	4.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	71.0	73.9	74.2	72.9
Gross margin	29.0	26.1	25.8	27.1
Selling, general and administrative expenses	21.5	20.2	24.2	20.9
Reorganization expenses	1.7	—	0.6	—
Goodwill impairment	—	—	31.9	—
Non-rental depreciation and amortization	1.0	1.3	1.1	1.5
Operating income	4.8	4.6	(32.0)	4.7
Other income, net	0.1	0.1	0.1	0.2
Interest expense, net	5.9	10.3	11.9	11.0
Loss before income taxes	(1.0)	(5.6)	(43.8)	(6.1)
Income tax expense	—	—	—	—
Loss from continuing operations	(1.0)	(5.6)	(43.8)	(6.1)
Loss from discontinued operations, net of tax	—	—	(0.1)	(0.7)
Gain on disposal of discontinued operations, net of tax	—	—	—	1.5
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(27.5)
Net loss	(1.0)%	(5.6)%	(43.9)%	(32.8)%

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

Three and Nine Months Ended September 30, 2003, Compared with the Three and Nine Months Ended September 30, 2002

Revenues

Total revenues decreased to $152,722 for the three months ended September 30, 2003 from $171,452 for the three months ended September 30, 2002.  Revenues were down in all categories in the current quarter as compared to the same period in the previous year.  Rental and service revenues declined 6% to $131,880 for the three months ended September 30, 2003 from $139,587 for the same period in 2002.  This decrease is primarily the result of continued pressure on rental rates, brought about by the continued slowness in the economy.  Rental equipment sales were down $6,308 from the prior year’s levels due to various trade packages and an auction in which the Company participated during the third quarter of 2002.  New equipment sales of $8,146 were down $2,916 from the prior year, and other revenues were down $1,799.

Revenues were down in both of the Company’s operating segments.  Consistent with previous quarters, total revenues within the General Rental segment were down, decreasing to $122,273 for the three months ended September 30, 2003 from $137,017 for the three months ended September 30, 2002.  Rental and service revenues decreased $4,606, and volume in all other revenue categories declined as well.  Total revenues within the Company’s Traffic Safety operations also declined to $30,449 for the third quarter of 2003, as compared to $34,435 during the same period in 2002.

Similarly, total revenues for the nine months ended September 30, 2003 were $432,932, down 8% from the $471,551 recognized in the same period in 2002.  Rental revenues comprise $22,511 of this shortfall, as rates continue to trend downward.  Revenues are also down year-over-year for both new and rental equipment sales, as well as other revenues.  Year-to-date, the revenue declines experienced resulted primarily from the Company’s General Rental operations.

Gross Profit

Gross profit decreased slightly to $44,254 for the three months ended September 30, 2003 from $44,825 for the three months ended September 30, 2002. Gross margins improved, however, to 29% from 26% as a result of improved margins on rental and service revenue within the General Rental segment.  Consistent with previous quarters, gross profit within the Traffic Safety operations decreased to $8,356 for the three months ended September 30, 2003 from $9,936 for the three months ended September 30, 2002.  Decreased state funding of highway and road construction projects resulted in more competitive bidding for fewer projects.

Year-to-date, gross profit of $111,904 is down 12% from the $127,641 recognized during the first nine months of 2002.  Overall, gross margins declined to 26% for the nine months ended September 30, 2003, as compared to 27% for the nine months ended September 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $32,777 for the three months ended September 30, 2003 from $34,701 for the three months ended September 30, 2002.  Selling, general and administrative expenses for the General Rental and Other operations were down $1,087 or 4% to $29,177 for the three months ended September 30, 2003 as compared to $30,264 for the three months ended September 30, 2002.  Selling, general and administrative expenses for the Traffic Safety operations have declined to $3,600 for the three months ended September 30, 2003 from $4,437 for the three months ended September 30, 2002.  These decreases are the result of various cost-savings initiatives implemented during 2002 within the Traffic Safety operations.  For the nine months ended September 30, 2003, selling, general and administrative expenses increased to $104,769 as compared to $98,351 for the same period in 2002 primarily as a result of reorganization expenses incurred related to the bankruptcy prior to filing.

Reorganization Expenses

Subsequent to the Filing, the Company incurred $2,644 of charges related to the reorganization during the three months ended September 30, 2003.  These expenses related primarily to professional fees incurred.

Goodwill Impairment

As a result of the Company’s Filing on June 27, 2003, the Company completed an impairment analysis of goodwill as of June 30, 2003.  Based on the results of this analysis, the Company recorded a non-cash impairment charge of $138,115 during the second quarter of the year, which reflected the impairment of the remaining goodwill of the Company.

Non-rental Depreciation and Amortization

Non-rental depreciation and amortization declined slightly to $1,515 for the second quarter of 2003 as compared to $2,286 for the same period in 2002.  This decline is primarily due to the expiration of a portion of the Company’s non-compete agreements.  For the nine months ended September 30, 2003, non-rental depreciation and amortization was down $2,205 to $4,967.

Interest Expense, Net

Interest expense, net, decreased to $9,026 for the three months ended September 30, 2003 from $17,631 for the three months ended September 30, 2002.  Upon filing for bankruptcy, the Company discontinued its monthly accrual for interest associated with the Senior Subordinated Notes, Series B and Series D.  Had the Company continued to accrue for this interest, an additional $6,875 of interest expense would have been recognized during the third quarter of 2003.

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

The Company’s primary capital requirements are for purchasing new rental equipment. The Company purchases rental equipment throughout the year to replace equipment that has been sold as well as to maintain adequate levels of equipment to meet existing and new customer needs. Rental fleet purchases for the Company were $26,103 and $58,778 in the first nine months of 2003 and 2002, respectively. The Company’s principal sources of cash are cash generated from operations and borrowings available under its credit facility.  In the last two years, however, as a result of the Company’s financial position, the Company has had limited capital available for capital expenditures due to more immediate funding requirements associated with debt service, insurance bonds and performance deposits.

For the nine months ended September 30, 2003 and 2002, the Company’s net cash provided by operations was $21,368 and $37,218, respectively.  For the nine months ended September 30, 2003 and 2002, the Company’s net cash (used in) provided by investing activities was $(6,158) and $76,127, respectively. Net cash used in investing activities consists primarily of purchases of rental equipment and property and equipment.  For the nine months ended September 30, 2002, proceeds from the sale of the Company’s trench shoring business are included.  For the nine months ended September 30, 2003 and 2002, the Company’s net cash provided by (used in) financing activities was $6,811 and $(112,176), respectively. Net cash used in financing activities consists primarily of repayments under the Company’s credit facility.  The proceeds from the trench shoring sale were used to repay the credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - After evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of September 30, 2003 (the “Evaluation Date”), the Company’s chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

See Index of Exhibits on page 19.  The Company filed a Current Report on Form 8-K dated July 11, 2003 to report its Chapter 11 bankruptcy filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 8, 2004.

NATIONAL EQUIPMENT SERVICES, INC.

	By:	/s/ MICHAEL D. MILLIGAN
Michael D. Milligan
Chief Financial Officer
Form 10-Q: For the quarter ended September 30, 2003.

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